Form 10-Q
period 1995-02-26
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1995-04-11
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 26, 1995
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number    0-619

                     Washington Scientific Industries, Inc.
            (Exact name of registrant, as specified in its charter)

           Minnesota                                          41-0691607
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                          Identification No.)

       Long Lake, Minnesota                                  55356
(Address of principal executive offices)                   (Zip Code)

                               (612) 473-1271
              (Registrant's telephone number, including area code)

                               Not Applicable
           (Former name, former address and former fiscal year,
                        if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  _x_    No  ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,384,651 Common Shares were outstanding as of March 20, 1995.



                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                   I N D E X

                                                                            Page No.

         PART I.  FINANCIAL INFORMATION:
                  Item 1.  Financial Statements
                           Consolidated Balance Sheets February 26,
                           1995 (Unaudited) and August 28, 1994                3

                           Consolidated Statements of Operations
                           Thirteen and Twenty-Six weeks ended February 26,
                           1995; and Thirteen and Twenty-Six weeks
                           ended February 27, 1994 (Unaudited)                 4

                           Consolidated Statements of Cash Flows
                           Twenty-Six weeks ended February 26, 1995 and
                           Twenty-Six weeks ended February 27, 1994
                           (Unaudited)                                         5

                           Notes to Consolidated Financial
                           Statements(Unaudited)                               6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                         7,8

         PART II.  OTHER INFORMATION:
                  Item 4.  Submission of Matters to a Vote of
                           Security Holders                                    9

                  Item 5.  Other Information                                   9

                  Item 6.  Exhibits and Reports on Form 8-K                    9

                  Signatures                                                  10


                         PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               (unaudited)
                                               February 26,      August 28,
     Assets                                       1995              1994

     Current Assets:
        Cash and cash equivalents                $111,996          $208,014
        Accounts receivable                     3,969,392         4,469,397
        Inventory                               1,631,024         2,175,268
        Prepaid expenses                          355,019           437,752
           Total Current Assets                 6,067,431         7,290,431

     Property, Plant and Equipment              6,957,323         8,604,352

     Other Assets                                 524,654           538,758
                                              $13,549,408       $16,433,541



     Liabilities and Stockholders' Equity

     Current Liabilities:
        Notes payable                            $647,184          $848,482
        Trade accounts payable                  1,454,032         2,614,454
        Salaries, wages, and withholdings         859,064         1,168,139
        Miscellaneous accrued expenses            581,520           970,340
        Current portion of long-term debt       1,511,314         1,237,149
           Total Current Liabilities            5,053,114         6,838,564

     Long-term Debt, less current portion       3,423,705         4,848,319

     Long-term Pension Liability                  788,175         1,042,594

     Stockholders' Equity:

        Common stock issued, 2,384,651 and
           2,382,401 shares respectively          238,465           238,240
        Capital in excess of par value          1,406,299         1,401,165
        Retained earnings                       2,695,986         2,120,995
        Additional minimum pension liability      (56,336)          (56,336)
           Total Stockholders' Equity           4,284,414         3,704,064
                                               $13,549,408       $16,433,541



                                 See notes to consolidated financial statements.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                      13 weeks ended               26 weeks ended
                                February 26,  February 27,   February 26,  February 27,
                                    1995          1994           1995          1994

Net Sales                         $7,295,764    $6,782,531    $15,116,663   $12,968,819

Cost of products sold              6,842,001     6,411,887     14,307,584    13,000,011

  Gross margin                       453,763       370,644        809,079       (31,192)

Selling and administrative expense   638,970       625,761      1,185,627     1,228,010

Pension curtailment (gain)                --            --       (254,419)           --

Real estate sale (gain)             (890,475)           --       (890,475)           --

Interest and other income            (95,269)      (72,977)      (138,804)     (111,975)

Interest and other expense           149,527       212,982        326,359       409,248

Earnings (loss) from continuing
  operations before income taxes     651,010      (395,122)       580,791    (1,556,475)

Income taxes                           5,800            --          5,800            --

Earnings (loss) from continuing
  operations                        $645,210     ($395,122)      $574,991   ($1,556,475)


Net earnings (loss) per share          $0.27        ($0.17)         $0.24        ($0.66)


Weighted average number of
  common shares outstanding        2,382,698     2,382,401      2,382,549     2,382,401


                                 See notes to consolidated financial statements.



                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 26 weeks ended
                                                          February 26,     February 27,
                                                              1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                       $574,991      ($1,556,472)
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         (Gain) on sale of property, plant & equipment       (895,287)         (58,417)
         Depreciation and amortization                      1,270,933        1,441,263
         Pension curtailment (gain)                          (254,419)              --


      Changes in assets and liabilities:
         Decrease in accounts receivable                      500,006          589,776
         Decrease in refundable income taxes                                        --
         Decrease in inventories                              544,244          478,359
         Decrease in prepaid expenses                          82,733           57,556
         (Decrease) in accounts payable and accrued
               expenses                                    (1,858,317)      (1,161,738)
         Other assets                                               0          (27,202)
      Net cash (used in) operating activities                 (35,116)        (236,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant & equipment        1,758,552          342,476
   Purchases of property, plant & equipment                   (53,065)        (104,651)
      Net cash provided by investing activities             1,705,487          237,825

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                              (1,570,449)         (45,812)
   Increase (decrease) in notes payable                      (201,299)         170,232
   Issuance of common stock                                     5,359               --
      Net cash provided by (used in) financing activities  (1,766,389)         124,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (96,018)         125,370

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                208,014          153,551

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD         $111,996         $278,921

SUPPLEMENTAL CASH FLOW INFORMATION:
   Noncash investing and financing activities:
      Aquisition of machinery through capital lease          $420,000          $29,610


                                 See notes to consolidated financial statements.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of February 26, 1995, the consolidated statements of earnings for the thirteen weeks ended February 26, 1995 and February 27, 1994 and the twenty six weeks ended February 26, 1995 and February 27, 1994 and the consolidated statements of cash flows for the twenty six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.       SALE OF REAL ESTATE:

                  On January 4, 1995, the Company sold its Owatonna, Minnesota real estate to OTC, a division of SPX Corporation, for a total cash consideration of $1,534,000.

3.       PENSION CURTAILMENT:

                  A pension curtailment gain was recorded in the first quarter of fiscal 1995. As part of the Owatonna plant closing, all of the Owatonna employees who were members of the non-union pension plan were either terminated or transferred to the Long Lake facility. As a result, during the first quarter of fiscal 1995, a curtailment of the non-union employee plan occurred as defined in SFAS No.88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits.

4.       SUBSEQUENT EVENTS:

               On March 31, 1995, the Company amended its line of credit agreement and refinanced its term debt. The Agreement, which combines the line of credit and term debt, will expire on March 31, 1998 and is with the same bank with which the Company previously had its line of credit.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         Net sales for the quarter ending February 26, 1995 increased $513,000 or 7.6% when compared to the second quarter of fiscal 1994. The sales increase resulted from business with customers other than IBM. Sales to those customers increased to $5,973,000 from $3,113,000 in the comparable quarter of the prior year while sales to IBM declined to $1,323,000 from $2,347,000 in that same quarter.

         Net sales for the 26 weeks ended February 26, 1995 increased $2,148,000 or 16.6% from the prior year's comparable period. Business with customers other than IBM increased to $11,389,000 from $5,901,000 in the first half of last year and sales to IBM declined to $3,728,000 versus $7,068,000 in the first half of fiscal 1994.

         Gross margin on parts sold in the second quarter of fiscal 1995 increased to 6.2% of sales compared to 5.5% of sales in the same quarter of fiscal 1994. Higher sales and personnel reductions were the primary reasons for the gross margin improvement.

         For the first half of fiscal 1995 gross margins were 5.4% of sales compared to a negative .2% in the same period of the prior year. The improvement from last year resulted from higher sales and personnel reductions.

         Selling and administrative expense in the quarter ended February 26, 1995 was approximately the same as in the comparable quarter of the prior year, but the percentage of selling and administrative expense to sales declined to 8.8% in the quarter ended February 26, 1995 compared to 9.2% in the prior year's comparable quarter.

         Selling and administrative expense decreased $42,000 in the first half of fiscal 1995 when compared to the first half year of fiscal 1994. The percentage of that expense to sales in the first half of fiscal 1995 and 1994 was 7.8% and 9.5%, respectively.

         A gain on the sale of real estate in the amount of $890,475 was recorded in the quarter ending February 26, 1995. That gain came from the sale of the Company's Owatonna, Minnesota real estate which was disposed of in connection with the Company's consolidation of its operations in Long Lake, Minnesota.

         A pension curtailment gain of $254,000 was recorded in the first quarter of fiscal 1995. As part of the Owatonna plant restructuring, all of the Owatonna employees who were members of the non-union pension plan were either terminated or transferred to the Long Lake facility. As a result, during the first quarter of fiscal 1995, a curtailment of the non-union employee plan occurred as defined in SFAS's No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits.

         Interest and other income increased $22,000 in the second quarter of fiscal 1995 from the same quarter in the prior year. First half fiscal 1995 interest and other income increased $27,000 from the first half of fiscal 1994.

         Interest and other expense was lower in the second quarter and first half of fiscal 1995 from the comparable periods of the prior year by $63,000 and $82,000 respectively. The primary reason for lower interest and other expense was lower average notes payable balances.

LIQUIDITY AND CAPITAL RESOURCES:

         On February 26, 1995, working capital was $1,014,000 compared to $452,000 at August 28, 1994, an increase of $562,000. The ratio of current assets to current liabilities at February 26, 1995 and August 28, 1994 was 1.20 to 1.0 and 1.07 to 1.0 respectively.

         On February 26, 1995, the Company had an outstanding bank loan balance of $647,000 which was $201,000 lower than the bank loan balance on August 28, 1994. The Company's line of credit agreement was scheduled to expire on February 28, 1995. Subsequent to the close of the Company's fiscal quarter ended February 26, 1995, it amended its line of credit agreement to extend until March 31, 1998.

         On March 31, 1995, the Company also refinanced its term debt with the same bank with which it has its line of credit. The new term debt agreement is for a three year time period and requires substantially lower debt payments over the next three years than the former term debt agreements. The debt balance is due after the three year term. However, it is management's intent to refinance the remaining term debt balance at that time.

         It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during Fiscal 1995.

PART II.  OTHER INFORMATION:

             Item 4.        Submission of Matters to a Vote of Security Holders.

                           a. The Annual Meeting of Company Stockholders was held on January 12, 1995.

                   b. Directors elected at that meeting were:

                   Paul Baszucki                  For 1,985,934             Against 5,153
                   Melvin L. Katten               For 1,981,744             Against 9,343
                   T. E. Larsen                   For 1,987,709             Against 3,378
                   Gerald E. Magnuson             For 1,983,837             Against 7,250
                   George J. Martin               For 1,990,946             Against   141
                   Eugene J. Mora                 For 1,986,634             Against 4,453
                   Michael J. Pudil               For 1,989,848             Against 1,239


                   c.  Other matters  voted on at the annual  meeting were:

                       1. To amend the Bylaws to fix the number of directors
                          at seven.  For 1,981,744   Against 9,343
                       2. To ratify and approve the Washington Scientific Industries, Inc. 1994 Stock Plan. For 751,632
                           Against 329,742  Abstain 22,665   Broker non-votes
                           1,017,575
                       3. To ratify and approve the selection of Deloitte & Touche LLP, as independent public accountants for the Company for the current fiscal year. For 2,088,347 Against 12,703

            Item 5.    Other Information:

                       The labor contract between the Company and the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 970, which was scheduled to expire on April 10, 1995, has been extended. The Company and the Union are negotiating a new contract as of this date.

             Item 6.   Exhibits and reports on Form 8-K:

                   a.  Exhibit 3.2.  Bylaws as amended

                       Exhibit 10.1. Purchase Agreement dated September 13, 1994 between the Registrant and SPX
                       Corporation, incorporated by reference to
                       Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended August 28, 1994.

                       Exhibit 10.2. Washington Scientific Industries, Inc. 1994 Stock Plan.

                       Exhibit 10.3. Third amendment to Credit and
                       Security Agreement between the Company and FBS Business Finance Corporation dated February 28, 1995.

                       Exhibit 10.4. Amended and Restated Credit and Security Agreement between the Company and FBS Business Finance Corporation dated March 31, 1995.

                       Exhibit 27. Financial Data Schedule.

                   b. There were no reports on Form 8-K filed for the twenty six weeks ended February 26, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WASHINGTON SCIENTIFIC INDUSTRIES, INC.

Date     April 10, 1995               /s/ Michael J Pudil
                                      Michael J Pudil, President & CEO

Date     April 10, 1995               /s/ W. J. Lucke
                                      W. J. Lucke, Vice President & Treasurer