Form 10-Q
period 1995-05-28
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1995-06-30
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        May 28, 1995

                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     2,384,651 Common Shares were outstanding as of June 2, 1995.




                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                   I N D E X

                                                                                Page No.


         PART I.  FINANCIAL INFORMATION:

                  Item 1.  Financial Statements

                           Consolidated Balance Sheets May 28, 1995, (Unaudited)
                           and August 28, 1994 (Unaudited)                         3

                           Consolidated Statements of Operations Thirteen and
                           Thirty Nine weeks ended May 28, 1995; and Thirteen
                           and Thirty-Nine weeks ended May 29, 1994 (Unaudited)    4

                           Consolidated Statements of Cash Flows Thirty-Nine
                           weeks ended May 28, 1995 and Thirty-Nine weeks ended
                           May 29, 1994 (Unaudited)                                5

                           Notes to Consolidated Financial Statements(Unaudited)   6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of Operations       7,8

         PART II.  OTHER INFORMATION:

                  Item 6.  Exhibits and Reports on Form 8-K                        9

                     Signatures                                                    9





                         PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                 May 28,         August 28,
     Assets                                       1995              1994

     Current Assets:
        Cash and cash equivalents                $500,253          $208,014
        Accounts receivable                     3,755,112         4,469,397
        Inventory                               1,253,477         2,175,268
        Prepaid expenses                          344,691           437,752
           Total Current Assets                 5,853,533         7,290,431

     Property, Plant and Equipment              7,700,298         8,604,352

     Other Assets                                 217,927           538,758
                                              $13,771,758       $16,433,541



     Liabilities and Stockholders' Equity

     Current Liabilities:
        Notes payable                                  $0          $848,482
        Trade accounts payable                  1,735,349         2,614,454
        Salaries, wages, and withholdings         780,289         1,168,139
        Miscellaneous accrued expenses            374,457           970,340
        Current portion of long-term debt         863,658         1,237,149
           Total Current Liabilities            3,753,753         6,838,564

     Long-term Debt, less current portion       5,099,408         4,848,319

     Long-term Pension Liability                  423,530         1,042,594

     Stockholders' Equity:

        Common stock issued, 2,384,651 and
           2,382,401 shares respectively          238,465           238,240
        Capital in excess of par value          1,406,299         1,401,165
        Retained earnings                       2,850,303         2,120,995
        Additional minimum pension liability         --             (56,336)
           Total Stockholders' Equity           4,495,067         3,704,064
                                              $13,771,758       $16,433,541



                                 See notes to consolidated financial statements.



                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                      13 weeks ended               39 weeks ended
                                   May 28,       May 29,        May 28,       May 29,
                                    1995          1994           1995          1994
Net Sales                         $8,154,066    $8,982,277    $23,270,729   $21,951,096

Cost of products sold              7,241,820     7,408,182     21,549,404    20,408,193

  Gross margin                       912,246     1,574,095      1,721,325     1,542,903

Selling and administrative expense   618,738       567,451      1,804,366     1,795,461

Provision for costs related to
plant closing                              -       634,000              -       634,000

Pension curtailment (gain)                 -             -       (254,419)            -

Real estate sale (gain)                    -             -       (890,475)            -

Interest and other income             (8,445)       24,748       (147,250)      (87,227)

Interest and other expense           172,458       195,173        498,817       604,421
Earnings (loss) from operations
  before income taxes (benefit)      129,495       152,723        710,286    (1,403,752)

Income taxes (benefit)               (24,822)            -        (19,022)            -


Earnings (loss) from operations     $154,317      $152,723       $729,308   ($1,403,752)


Net earnings (loss) per share          $0.07         $0.07          $0.31        ($0.59)


Weighted average number of
  common shares outstanding        2,384,651     2,382,401      2,383,250     2,382,401



                                 See notes to consolidated financial statements.



                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 39 weeks ended
                                                            May 28,          May 29,
                                                             1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                         $   729,308    ($1,403,752)
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         (Gain) on sale of property, plant & equipment            (853,246)       (65,428)
         Depreciation and amortization                           1,945,998      2,188,937
         Pension curtailment (gain)                               (254,419)          --
         Deferred tax credits                                      (29,022)          --
         Provision for restructuring and plant closing                --          634,000
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                714,284       (694,047)
         Decrease in inventories                                   921,791        788,022
         Decrease in prepaid expenses                               93,061        185,567
         (Decrease) in accounts payable and accrued expenses    (1,862,837)      (809,016)
         Other assets                                                 --          (40,803)
      Net cash provided by operating activities                  1,404,918        783,481

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant & equipment             1,770,052        368,363
   Purchases of property, plant & equipment                       (187,606)       (73,847)
      Net cash provided by investing activities                  1,582,446        294,516

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                   (1,852,002)        (3,338)
   (Decrease) in notes payable                                    (848,482)    (1,117,038)
   Issuance of common stock                                          5,359           --
      Net cash used in financing activities                     (2,695,125)    (1,120,376)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               292,239        (42,379)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     208,014        153,551

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD           $   500,253    $   111,172

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                 $   498,817    $   604,421
      Income taxes                                             $     3,500           --

   Noncash investing and financing activities:
      Aquisition of machinery through capital lease            $ 1,729,600    $    29,610
      Reversal of additional minimum pension liability:
         Intangible Asset                                      $   279,287           --
         Retained Earnings offset                              $    56,336           --
         Related Deferred Taxes                                $    29,022           --

                                 See notes to consolidated financial statements.




                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS:

            The consolidated balance sheet as of May 28, 1995, the consolidated statements of earnings for the thirteen weeks ended May 28, 1995 and May 29, 1994 and the thirty nine weeks ended May 28, 1995 and May 29, 1994 and the consolidated statements of cash flows for the thirty nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

4.   DEBT AND LINE OF CREDIT:

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



Item 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

            Net sales for the quarter ending May 28, 1995 decreased $828,000 or 9.2% when compared to the third quarter of fiscal 1994. The sales decline resulted from business with IBM which decreased $3,392,000 from the same quarter in fiscal 1994. $3,048,000 of the decline in sales to IBM came from a program that will end in calendar year 1995. Sales to customers other than IBM increased $2,564,000 or 57.9% compared to the same quarter last year.

            Net sales in the third quarter of fiscal 1995 increased $858,000 compared to the preceding quarter of fiscal 1995. In that time period sales to IBM declined $161,000 while sales to other customers increased $1,019,000.

            Net sales for the thirty-nine weeks ended May 28, 1995 increased $1,320,000 or 6.0% from the comparable period in the prior fiscal year. During that time period business with IBM declined $6,732,000 while sales to customers other than IBM increased by $8,052,000 or 78.0%.

            Gross margin on parts sold in the third quarter of fiscal 1995 was 11.2% of sales. This compares with a gross margin of 17.5% of sales reported in the same quarter of the prior year. The third quarter of fiscal 1994 reported an unusually high gross margin when compared with the second and fourth quarter 1994 gross margin of 5.5% and 10.4% respectively. Third quarter fiscal 1994 gross margin was favorably influenced by the reversal of an obsolete inventory reserve of $218,000. In addition, that quarter benefitted from $3,758,000 of sales from a profitable program which declined to $710,000 in the third quarter of fiscal 1995 due to the maturing of that program.

            Gross margin for the three quarters ended May 28, 1995 was 7.4% of sales compared to 7.0% of sales for the comparable period last year.

            Selling and administrative expense in the quarter ended May 28, 1995 was $51,000 higher than the same quarter of the prior year. The prior year quarter included a credit from an insurance policy refund in the amount of $80,000. This was the primary reason for the quarter differences.

            Selling and administrative expense for the three quarters ended May 28, 1995 was $9,000 higher than the same period last year. The percentage of sales for selling and administrative expense for the first three quarters of fiscal years 1995 and 1994 was 7.8% and 8.2% respectively.

            A gain on the sale of real estate in the amount of $890,475 was recorded in the quarter ending February 26, 1995. That gain came from the sale of the Company's Owatonna, Minnesota real estate which was disposed of in connection with the Company's consolidation of its operations in Long Lake, Minnesota.

            A pension curtailment gain of $254,419 was recorded in the first quarter of fiscal 1995. As part of the Owatonna plant restructuring, all of the Owatonna employees who were members of the non-union pension plan were either terminated or transferred to the Long Lake facility. As a result, during the first quarter of fiscal 1995, a curtailment of the non-union employee plan occurred as defined in SFAS's No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits.

            Interest and other income increased $33,000 in the third quarter of fiscal 1995 from the same quarter in the prior year. Interest and other income increased $60,000 in the first three quarters of fiscal 1995 over the comparable period last year.

            Interest and other expense was lower in the third quarter and first three quarters of fiscal 1995 from the comparable periods of fiscal 1994 by $23,000 and $106,000 respectively. The primary reason for lower interest and other expense is lower notes payable balances.

LIQUIDITY AND CAPITAL RESOURCES:

            On May 28, 1995, working capital was $2,100,000 compared to $452,000 at August 28, 1994, an increase of $1,648,000. The ratio of current assets to current liabilities at May 28, 1995 and August 28, 1994 was 1.56 to 1.0 and 1.07 to 1.0 respectively.

            On May 28, 1995, the Company did not have an outstanding bank loan balance. On that date the Company reported cash and cash equivalents of $500,000 and had eliminated the $848,000 bank loan balance reported on August 28, 1994.

            It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1995.

            On April 20, 1995 the Company amended its Credit and Security Agreement with FBS Business Finance Corporation to allow Letters of Credit up to $300,000.


Part II  Other Information

     Item 6.   Exhibits and reports on Form 8-K

          a. Exhibit 10.1. First Amendment to Amended and Restated Credit and Security Agreement.

               Exhibit 27. Financial Data Schedule

          b. There were no reports on From 8-K filed for the thirteen weeks ended May 28, 1995.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WASHINGTON SCIENTIFIC INDUSTRIES, INC.


Date      June 30, 1995               /s/ Michael J. Pudil
                                      Michael J. Pudil, President & CEO


Date      June 30, 1995               /s/ W. J. Lucke
                                      W. J. Lucke, Vice President & Treasurer