Form 10-K405
period 1995-08-27
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1995-11-20
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended August 27, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period ended from _________ to _________
                           Commission File No. 0-619

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                     Minnesota                               41-069-1607
   (State or other jurisdiction of incorporation          (I.R.S. Employer
                 or organization)                        Identification No.)

            2605 West Wayzata Boulevard
               Long Lake, Minnesota                             55356
     (Address of principal executing offices)                (Zip Code)

Registrant's telephone number, including area code          (612) 473-1271

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock (par value $.10 per share)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes______X______ No____________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 13, 1995 (based upon the closing sale price of those shares on the NASDAQ SmallCap Market System) was approximately $11,060,000.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 13, 1995 is 2,391,326.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 11, 1996 are incorporated by reference into Part III.
                     _____________________________________

This form 10-K Report consists of 46 pages (including exhibits); the index to the exhibits is set forth on page 15.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 27, 1995

                         INFORMATION REQUIRED IN REPORT

                                     PART I

Item 1.  Business:

                  (a)      General development of business:

                           The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. Several years later, the Company focused on providing precision machining services for the computer peripheral market. That segment of business has since provided the major portion of company revenues; however, machining work for the computer-peripheral related business is declining and other markets are expected to be of greater importance to the Company in the future. In 1960, the Company started development of a hydraulic motor which was the origin of the Fluid Power Division. In 1973, the Company purchased Von Ruden Mfg. Co., a manufacturer of transmission devices used in agricultural and industrial applications. During fiscal 1983, the Fluid Power Division and the Transmission Devices Division (Von Ruden Mfg. Co.) were physically combined into the newly named Power Components Division.

                           On May 1, 1985, the Company completed the acquisition of the manufacturing business and assets of Rogers & Oling, Inc., which was operated as part of a subsidiary known as Washington Scientific Industries of California, Inc. (formerly K. Y. Rogers, Incorporated), a California manufacturer of precision machined parts for the computer and aerospace industries. On June 28, 1988, the Company announced a restructuring of the California subsidiary operations which entailed closing one of the two manufacturing plants in California in early fiscal 1989.

                           On June 17, 1988, the Company acquired all of the outstanding stock of Advanced Custom Molders, Inc.
                           (ACM), a Texas manufacturer of precision molded plastic components.

                           On August 25, 1989, the Company sold the Power Components Division because the product focus of the Division was no longer compatible with the Company's long-term commitment to high-production, precision contract manufacturing.

                           On October 1, 1991, the Company announced the restructuring of Advanced Custom Molders which entailed closing one of its three manufacturing plants in early fiscal 1992. Advanced Custom Molders had manufacturing plants in Georgetown and El Paso, Texas.

                           On April 13, 1992, the Company announced the restructuring and closing of its Covina, California plant. Production from that plant was moved to the Company's Minnesota plants, and the Covina plant was closed in the fourth quarter of fiscal 1992. That plant was closed primarily because of excess manufacturing capacity and the Company's demonstrated ability to reliably serve West Coast customers from its Minnesota plants, where its technical machining expertise is located.

                           As of the close of business on June 30, 1993, the Company sold the business and substantially all of the assets of Advanced Custom Molders, Inc. (ACM) to Moll Plasticrafters, L.P. ACM was sold primarily because it did not meet profit expectations and because WSI's contract machining business required the attention of all the Company's resources.

                           On June 27, 1994, the Company announced the consolidation of its manufacturing operations in its Long Lake, Minnesota plant and the closing of its Owatonna, Minnesota plant. The consolidation allowed the Company to reduce expenses and capital employed in the business while optimizing plant capacity and human resources.

                           On October 5, 1994, the Company announced that it had entered into an agreement for the sale of its Owatonna property to OTC, a division of SPX Corporation. On January 4, 1995, the Company sold its Owatonna, Minnesota real estate to OTC, a division of SPX Corporation, for a total cash consideration of $1,534,000.

                           Contract manufacturing now constitutes the Company's business.

                  (b)      Financial information about industry segments:

                           As noted above, the Company's business is now conducted in a single industry segment--contract manufacturing. Sales and earnings of the Company's discontinued plastic injection molding business segment for the ten months ended June 30, 1993 are set forth in Note 9 (Discontinued Operations) of the Notes to Consolidated Financial Statements included in the Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 18, attached hereto, which note is incorporated herein by reference.

                  (c)       Narrative description of the business:


                           (1)(i) The principal products and services of the Company are set forth below.

                           The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer. Thirty four percent of Company sales in fiscal 1995 were made to customers in the computer equipment market. This number includes sales made to the large computer disk drive market, which amounted to 18% of total Company sales. Company sales to the large computer disk drive market have been declining rapidly over the past few years and the Company expects that trend to continue.

                           The Company embarked on a customer and market diversification program several years ago in an effort to reduce the impact of change caused by one customer being such a significant part of the Company's business and in anticipation of a decline in the disk drive market. The Company continued making significant progress in that effort in 1995 when sales of non-disk drive components substantially replaced the sales decline the Company experienced in disk drive business.

                           The Company has a reputation as a dependable supplier, one capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

                                                       * * * * *

                           (ii)     The Company's machining business is
                                    continually developing or modifying
                                    processes, but no new single process in
                                    development is expected to require the
                                    investment of a material amount of the
                                    assets of the Company.

                           (iii) Purchased materials for the Company are generally available in adequate supply.

                           (iv) Patents and trademarks are not deemed significant to the Company.

                           (v) The Company's business does not have a seasonal pattern.

                           (vi) The Company does not believe that its business demands unusual working capital requirements.

                           (vii) Total sales to the following companies in fiscal 1995 were more than ten percent of Company sales: John Deere, $7,546,000 or 25% of Company sales, IBM $6,104,000 or 20% of Company sales, Storage Technology, $4,340,000 or 14% of Company sales and The Trane Company, $3,330,000 or 11% of Company sales. Sales to IBM have declined steadily over the past several years because many of the IBM programs serviced by the Company have expired. The Company expects a further decline in its business with IBM in 1996.

                           (viii) Approximate dollar backlog at August 27, 1995 and August 28, 1994 was $9,043,000 and
                                    $14,061,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 27, 1995 is scheduled for delivery later than during the current fiscal year.

                           (ix) No material portion of the contract business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

                           (x) Although there are a large number of companies engaged in machining, the Company believes the number of entities with the technical capability and capacity for producing products of the class and in the volumes manufactured by the Company is relatively small. Competition is primarily based on product quality, service, timely delivery, and price.

                           (xi) No material amount has been spent on company-sponsored research and development activities.

                           (xii) No material capital expenditures for environmental control were made or are anticipated in the foreseeable future.

                           (xiii) At August 27, 1995, the Registrant had 191 employees.

                  (d) Financial information about foreign and domestic operations and export sales:

                           The Company has no operations in any foreign country. The Company's export sales in fiscal 1995, 1994, and 1993 were not significant.

Item 2.  Properties:

                  The Company's executive offices and a production facility are located in Long Lake, Minnesota (a western suburb of Minneapolis). The one-story, concrete block building is owned by the Company, contains approximately 182,500 square feet of floor space, and is located on approximately 25 acres of property owned by the Company. Included is an expansion consisting of a 32,500-square-foot manufacturing facility, which was completed in fiscal 1989.

                  The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business. The Company believes that it may need to lease several new machines depending upon the type of new business obtained in the fiscal year.

Item 3.  Legal Proceedings:

                  Registrant is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders:

                  None.

Item 4A.  Executive Officers of Registrant:

                  The following table sets forth certain other information regarding Registrant's executive officers:

                           Name                   Age              Position

                  George J. Martin                58        Chairman of the Board
                  Michael J. Pudil                47        President, Chief Executive Officer, and Director
                  Terry J. Blount                 52        Vice President - Human Resources
                  William J. Lucke                60        Vice President, Treasurer, and Assistant Secretary
                  Gerald E. Magnuson              65        Secretary and Director

                  Mr. Martin was engaged as Chairman of the Board and interim Chief Executive Officer following the resignation of the former Chief Executive Officer on July 28, 1993 until Michael
                  J. Pudil was hired as the Company's President and Chief Executive Officer effective November 4, 1993. Mr. Martin is a director of the Company and previously served as the Company's Chief Executive Officer from December 1983 to January 1985. Mr. Martin was the President, Chief Executive Officer and Chairman of Powcon, Incorporated, a manufacturer of electronic welding systems, from 1987 to October 1995. Mr. Martin now serves as a consultant to PowCon, Incorporated.

                  Mr. Pudil was elected President, Chief Executive Officer, and a Director of the Company on November 4, 1993. During the prior nine years, Mr. Pudil served as General Manager and Vice President and General Manager of the Production Division for Remmele Engineering, Inc. Remmele Engineering is a contract manufacturer primarily involved in machining metal.

                  Mr. Blount has been a Vice President of the Company since
                  1982.

                  Mr. Lucke has been a Vice President of the Company since 1979.

                  Mr. Magnuson has served as Secretary of the Company since 1961 and as a Director since 1962. He is Of Counsel to the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota.

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters:

                  (a)      The common stock of the Company is traded on the over-the-counter
                  and      NASDAQ SmallCap Market under the symbol WSCI.
                  (c)

                           Common stock information:

                                                                   Stock Price
                                                            High                  Low

                           FISCAL 1995:
                              First quarter                $4-1/4               $2-3/4
                              Second quarter                3-3/4                3-1/4
                              Third quarter                 4-3/8                3-3/8
                              Fourth quarter                4-3/8                3-7/8

                           FISCAL 1994:
                              First quarter                $3-3/8               $2-1/16
                              Second quarter                2-1/4                1-7/8
                              Third quarter                 2-1/4                2
                              Fourth quarter                3-1/2                2

                           The Company has paid no cash dividends during the last two fiscal years. The information required by
                           Item 5 as to any restrictions on payment of dividends by the Registrant is described in Note 3 of Notes to Consolidated Financial Statements included in the Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 18, attached hereto.

                  (b) The number of stockholders of record of the Company's common stock as of November 13, 1995 was 793.

Item 6.  Selected Financial Data:

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for number
of shares and per share information)

                                                     1995            1994          1993          1992           1991
NET SALES                                         $    30,409    $   30,823     $  29,293     $   44,388    $   44,980

COST OF PRODUCTS SOLD                                  27,534        28,357        28,839         39,329        40,014
       Gross margin                                     2,875         2,466           454          5,059         4,966

   Selling and administrative expense                   2,560         2,350         3,593          3,195         3,681
   Provisions for plant closing                                         704                        1,713
   Pension curtailment (gain)                            (254)
   Real estate sale (gain)                               (890)
   Interest and other income                             (109)          (50)          (16)          (203)          (98)
   Interest expense                                       645           765           991          1,147         1,205

EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE TAXES                                923        (1,303)       (4,114)          (793)          178

   Income (benefit) taxes                                 (22)          (14)          (93)           (77)           10

EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                             945        (1,289)       (4,021)          (716)          168

DISCONTINUED OPERATIONS                                     -            -         (1,534)          (548)       (4,938)

NET EARNINGS (LOSS)                               $       945    $   (1,289)    $  (5,555)    $   (1,264)   $   (4,770)

EARNINGS (LOSS) PER COMMON
AND COMMON EQUIVALENT SHARE:
   Continuing operations                          $       .39    $     (.54)    $   (1.69)    $     (.30)   $       .07
   Discontinued operations                                                           (.64)          (.23)        (2.07)

NET EARNINGS (LOSS) PER COMMON
AND COMMON EQUIVALENT SHARE:                      $       .39    $     (.54)    $   (2.33)    $     (.53)   $    (2.00)

AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                               2,446,262    2,382,401      2,382,401     2,380,401     2,380,401

ADDITIONAL INFORMATION:
   Current ratio                                       1.83:1        1.07:1         .88:1          .93:1         .87:1
   Cash dividends declared per share              $       .00    $      .00     $     .00     $      .05    $      .20
   Working capital                                      2,740           452          (922)          (617)       (1,368)
   Plant and equipment expenditures                       356           118           513            684         1,156
   Long-term debt                                       4,852         4,848         5,491          6,500         8,121
   Total assets                                        13,265        16,434        18,696         26,533        31,839
   Stockholders' equity                                 4,711         3,704         4,955         10,523        11,982
   Stockholders' equity per share                 $      1.98    $     1.55     $    2.08     $     4.42    $     5.03


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  LIQUIDITY AND CAPITAL RESOURCES:

                  The Company's working capital increased to $2,740,000 at August 27, 1995, and continued the recent trend of improving levels of working capital. The increase in working capital resulted primarily from cash provided by operations and the sale of assets, offset by payments on long-term debt. Cash provided by operating activities increased to $2,262,000 in fiscal 1995 compared to $1,195,000 and $(28,000) in fiscal years 1994 and 1993, respectively. The ratio of current assets to current liabilities improved to 1.83 to 1.0 from 1.07 to
                  1.0 and .88 to 1.0 reported for fiscal years ended 1994 and 1993, respectively.

                  Additions to property, plant and equipment were $356,000 compared to $118,000 in 1994 and $513,000 in 1993. Acquisition of machinery through capital leases was $1,730,000 compared to $181,000 and $331,000 in 1994 and 1993, respectively.
                  Machinery additions in 1995 were higher than the prior two fiscal years primarily because new machinery was needed to process new business and because capital additions in fiscal years 1994 and 1993 had been minimized as a result of economic measures imposed on itself by the Company.

                  Proceeds from the sale of equipment and other assets amounted to $1,814,000 in fiscal 1995, compared to $412,000 in 1994 and
                  $50,000 in 1993. In 1995, the Company consolidated its manufacturing operations in Long Lake, MN. As a result, in January, 1995, the Company sold the real estate it owned in Owatonna, MN for $1,534,000.

                  Expenditures for maintenance and repairs were $950,268, $1,035,616 and $1,158,303 for the years ended August 27, 1995,
                  August 28, 1994 and August 29, 1993, respectively.

                  Proceeds of $300,000 were received on a note receivable in fiscal 1995 compared with $200,000 received in 1994. Those payments came from Moll PlastiCrafters L.P. and were for the balance due on the purchase of substantially all of the assets of Advanced Custom Molders, Inc. The balance of the note in the amount of $217,000 is scheduled for payment in fiscal 1996.

                  On March 31, 1995, the Company restructured its term debt and amended its line of credit agreement. The term debt was refinanced with the same bank with which the Company has its line of credit by amending the Credit and Security Agreement with the bank. There were no penalty payments connected with the term debt prepayment. The Amended and Restated Credit and Security Agreement is for a three year time period and requires substantially lower term debt payments over the next three years than the former agreements. The credit line available to the Company remains at $3,000,000; however, the interest rate on the credit line was reduced by 1.5 percentage points.

                  Payments made by the Company on its long-term debt and line of credit, including payments to the former holders of the term debt notes, were $6,913,000 in fiscal 1995. Placement of long-term debt from refinancing was $3,940,000. The net of payments on long-term debt and line of credit and placement of long-term debt in fiscal 1995 was $2,973,000. This compares with payments on long-term debt and line of credit of $1,635,000 and $3,379,000 in 1994 and 1993, respectively.

                  Total Company debt was $394,000 lower at August 27, 1995 than the previous fiscal year- end. Term Debt of $3,790,000 owed the bank on August 27, 1995 was substantially lower than the $5,303,000 of term debt at August 28, 1994. However, capital lease debt increased to $1,901,000 at August 27, 1995 compared to $782,000 of capital and other lease obligations at August 28, 1994.

                  At August 27, 1995, the Company did not have any credit line debt. All debt owed the bank is secured by substantially all of the assets of the Company.

                  It is management's belief that internally generated funds combined with the line of credit will be sufficient to enable the Company to meets its financial requirements during fiscal 1996.

                  RESULTS OF OPERATIONS:

                  Net sales of $30,409 000 decreased $414,000 from the previous year. Even though sales have been almost level over the most recent three years, with sales of $30,823,000 in 1994 and $29,293,000 in 1993, there has been a significant change in customer mix. Sales to IBM, which historically has been the Company's main customer, have declined significantly because many of the IBM programs serviced by the Company have expired. Sales to IBM have declined from $22,230,000 in 1993 and $15,965,000 in 1994 to $6,104,000 in 1995. To offset this decline the Company has experienced an increase in business from other customers. Sales revenue from other customers increased from $7,063,000 in 1993 to $14,858,000 in 1994 to $24,305,000 in 1995, with no single customer accounting for more than 25% of the Company's sales in 1995. Based on information received from customers and recent trends the Company's outlook is for lower sales in fiscal 1996 compared to fiscal 1995.

                  In fiscal 1995, the Company reported net earnings of $945,000 or $.39 per share compared to losses of $1,289,000 or $.54 per share and $5,555,000 or $2.33 in 1994 and 1993, respectively. The earnings in fiscal 1995 were favorably affected by two actions resulting from the consolidation of manufacturing operations in the Company's Long Lake, MN. plant. The consolidation permitted the Company to sell its Owatonna, MN. plant and record a pension curtailment gain as a result of having fewer employees in its pension plan. The gain from those two actions was $1,144,000. Excluding the impact of unusual gains, fiscal 1995 would show a loss from operations in the first half and profitable third and fourth quarters. The Company incurred many costs associated with its plant consolidation in the first half year. Costs such as; labor inefficiencies, start-up and overtime pay had a negative impact on first half earnings.

                  Gross margin on parts sold in fiscal 1995 increased to 9.5 percent of sales compared to 8.0 percent of sales and 1.6 percent of sales in 1994 and 1993, respectively. The gross margin improvement can be attributed to improved manufacturing efficiencies resulting from the consolidation of all manufacturing in one plant.

                  Selling and administrative expense increased $210,000 from the prior year to $2,560,000. The higher spending was attributable to increased advertising and other selling expenses, salaries and professional services. Selling and administrative expense was $2,350,000 in 1994 and $3,594,000 in 1993.

                  Other Expense and Income Information - Interest expense of $645,000 decreased $120,000 from the prior year. This resulted from lower debt levels and lower interest rates. Interest expense was $765,000 in 1994 and $991,000 in 1993. Interest and other income was $109,000 in 1995 compared to $50,000 and $16,000 in 1994 and 1993, respectively.

                  Income Taxes - Effective August 31, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. In fiscal 1994 and 1993 the Company was unable to record the benefit of net operating losses and most other net deductible temporary differences in the consolidated statement of operations due to the fact that the likelihood of realization of the tax benefits could not be established. In fiscal 1995, the Company was able to recognize the benefit of a portion of its net operating loss carryforwards, but continues to provide a valuation allowance for excess deferred tax assets. In addition, in fiscal 1995, the Company did record a small tax benefit of $22,000 relating to the reversal of an additional minimum pension liability.

Item 8.  Financial Statements and Supplementary Data:

                  See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 18, attached hereto, which consolidated financial statements are incorporated herein by reference.

                  Quarterly earnings summary (unaudited):

                                                                            Per Common
                                                                           and Common
                                                                            Equivalent
                                                                              Shares

                                                               Net              Net
                                       Net        Gross     Earnings         Earnings
                                      Sales      Margin      (Loss)           (Loss)
                  FISCAL 1995:
                    First quarter  $ 7,820,899 $  355,316  $  (70,219) (a) $  (.03)
                    Second quarter   7,295,764    453,763     645,210  (b)     .27
                    Third quarter    8,154,066    912,246     154,317          .07
                    Fourth quarter   7,138,742  1,153,530     215,765          .09
                                   $30,409,471 $2,874,855  $  945,073      $   .39

                  FISCAL 1994:
                    First quarter  $ 6,186,288 $ (401,836) $(1,161,353)    $  (.49)
                    Second quarter   6,782,531    370,644     (395,122)       (.17)
                    Third quarter    8,982,277  1,574,095      152,723 (c)     .07
                    Fourth quarter   8,871,884    923,236      114,989         .05
                                   $30,822,980 $2,466,139  $(1,288,763)    $  (.54)


                  (a) Includes pension curtailment gain in the amount of $254,419.

                  (b) Includes gain from sale of real estate in the amount of $890,475.

                  (c) Includes provision for closing of Owatonna plant in the amount of $634,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

                  None.

                                    PART III

                  Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, except that portion of Item 10 relating to Executive Officers of the Registrant (which is included in Part I, Item 4A), as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 27, 1995, and such information required by such items is incorporated herein by reference from the proxy statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

                  (a)   Documents filed as part of this report:

                        1. Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 18) hereinafter contained for all Consolidated Financial Statements.

                        2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts - page 35 Schedules not listed above have been omitted, because they are either not applicable or not material, or the required information is included in the financial statements or related notes.

                        3.   Exhibits.

                             Exhibit                                                       Page
                               No.        Description                                       No.

                                3.1       Articles of Incorporation as amended,
                                          incorporated by reference from Exhibit
                                          3.1 of the Registrant's Form 10-K for
                                          the year ended August 28, 1994.

                                3.2       Bylaws, as amended, incorporated by
                                          reference from Exhibit 3.2 of the
                                          Registrant's Form 10-K for the fiscal
                                          year ended August 30, 1987.

                                10.1      1981 Employee Incentive Stock Option
                                          Plan, incorporated by reference from
                                          Exhibit 10.3 of Registrant's Form 10-K
                                          for the fiscal year ended August 30,
                                          1987.

                                10.2      1987 Stock Option Plan, incorporated by
                                          reference from Exhibit 10.4 of the
                                          Registrant's Form 10-K for the fiscal
                                          year ended August 30, 1987.

                                10.3      Amendment dated August 31, 1989 to the 1987
                                          Stock Option Plan, incorporated by
                                          reference from Exhibit 10.5 of the
                                          Registrant's Form 10-K for the fiscal
                                          year ended August 27, 1989.

                                10.4      Washington Scientific Industries, Inc.
                                          1994 Stock Plan, incorporated by
                                          reference from Exhibit 10.2 of the
                                          Registrant's Form 10-Q for the quarter
                                          ended February 26, 1995.

                                10.5      Employment Agreement between Michael
                                          J. Pudil and Registrant dated November
                                          4, 1993, incorporated by reference
                                          from Exhibit 10.4 of the Registrant's
                                          Form 10-K for the year ended August
                                          28, 1994.

                                10.6      Form of Employment Agreement for
                                          certain executive officers,
                                          incorporated by reference from Exhibit
                                          (c) of Registrant's Form 8-K dated
                                          April 24, 1986.

                                10.7      Amendment dated June 29, 1989 to the
                                          employment agreements between the
                                          Registrant and certain executive
                                          officers, incorporated by reference
                                          from Exhibit 10.4 of Registrant's Form
                                          10-K for the fiscal year ended August
                                          27, 1989.

                                10.8      Employment (Change of Control)
                                          Agreement 35 between Michael J. Pudil
                                          and Registrant dated October 18, 1995             35

                                10.9      Amended and Restated Credit and
                                          Security Agreement between the Company
                                          and FBS Business Finance Corporation
                                          dated March 31, 1995, incorporated by
                                          reference from Exhibit 10.4 of the
                                          Registrant's Form 10-Q for the quarter
                                          ended February 26, 1995.

                                10.10     First Amendment to Amended and
                                          Restated Credit and Security Agreement
                                          dated April 20, 1995, incorporated by
                                          reference from Exhibit 10.1 of the
                                          Registrant's Form 10-Q for the quarter
                                          ended May 28, 1995.

                                23        Independent Auditors' Consent.                    45

                                27        Financial Data Schedule                           46


                  (b) There were no reports on Form 8-K for the year ended August 27, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.


                     BY:    /s/ Michael J. Pudil
                           Michael J. Pudil, President and
                           Chief Executive Officer

                     BY:    /s/ W. J. Lucke
                            W. J. Lucke
                            Vice President and Treasurer

DATE: November 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                       Title                                        Date
/s/ Michael J. Pudil                            President, Chief Executive Officer,          November 20, 1995
Michael J. Pudil                                Director

/s/ Paul Baszucki                               Director                                     November 20, 1995
Paul Baszucki

/s/ Melvin L. Katten                            Director                                     November 20, 1995
Melvin L. Katten

/s/ T. E. Larsen                                Director                                     November 20, 1995
T. E. Larsen

/s/ Gerald E. Magnuson                          Director                                     November 20, 1995
Gerald E. Magnuson

/s/ George J. Martin                            Director                                     November 20, 1995
George J. Martin

/s/ Eugene J. Mora                              Director                                     November 20, 1995
Eugene J. Mora



                                    INDEX TO
                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                19
Consolidated Balance Sheets - August 27, 1995 and August 28, 1994           20
Consolidated Statements of Operations - Years Ended August 27, 1995,
   August 28, 1994, and August 29, 1993                                     21
Consolidated Statements of Stockholders' Equity - Years Ended
   August 27, 1995, August 28, 1994, and August 29, 1993                    22
Consolidated Statements of Cash Flows - Years Ended August 27, 1995,
   August 28, 1994, and August 29, 1993                                     23
Notes to Consolidated Financial Statements                                  24



INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Washington Scientific Industries, Inc.
Long Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Washington Scientific Industries, Inc. and subsidiaries (the Company) as of August 27, 1995 and August 28, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 27, 1995. Our audit also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 27, 1995 and August 28, 1994 and the results of its operations and its cash flows for each of the three years in the period ended August 27, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE, LLP
October 13, 1995
Minneapolis, Minnesota




WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 27, 1995 AND AUGUST 28, 1994

                                                                   1995           1994
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  1,260,053    $   208,014
   Accounts receivable, less allowance for doubtful
     accounts of $55,000 and $90,172 at August 27, 1995
     and August 28, 1994, respectively                            3,735,457      4,469,397
   Inventories - work-in-process                                    624,237      2,175,268
   Prepaid and other current assets                                 411,430        437,752
           Total current assets                                   6,031,177      7,290,431

PROPERTY, PLANT, AND EQUIPMENT, at cost (Note 4):
   Land                                                              66,906         90,906
   Buildings and improvements                                     4,855,952      5,656,578
   Machinery and equipment                                       23,216,598     25,873,081
                                                                 28,139,456     31,620,565
   Less accumulated depreciation                                 20,906,132     23,016,213
           Total property, plant, and equipment                   7,233,324      8,604,352

OTHER LONG TERM ASSETS                                                  525        538,758
                                                               $ 13,265,026    $16,433,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                      $  1,280,368    $ 2,614,454
   Notes payable (Note 3)                                                          848,482
   Salaries, wages, and employee withholdings                       728,946      1,168,139
   Accrued pension contributions                                                    95,579
   Accrued real estate taxes                                        191,718        158,442
   Miscellaneous accrued expenses                                   250,983        716,319
   Current portion of long-term debt (Note 3)                       838,750      1,237,149
           Total current liabilities                              3,290,765      6,838,564

LONG-TERM DEBT, less current portion (Note 3)                     4,852,216      4,848,319

LONG-TERM PENSION LIABILITY (Note 7)                                411,213      1,042,594

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY (Note 5):
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,384,651 and
     2,382,401 shares respectively                                  238,465        238,240
   Capital in excess of par value                                 1,406,299      1,401,165
   Retained earnings                                              3,066,068      2,120,995
   Additional minimum pension liability (Note 7)                                   (56,336)
           Total stockholders' equity                             4,710,832      3,704,064

                                                               $ 13,265,026    $16,433,541


See notes to consolidated financial statements.



WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 27, 1995, AUGUST 28, 1994, AND AUGUST 29, 1993
                                                                 1995            1994              1993
NET SALES (Note 8)                                           $ 30,409,471    $ 30,822,980    $ 29,293,130

COST OF PRODUCTS SOLD                                          27,534,616      28,356,841      28,838,925
              Gross margin                                      2,874,855       2,466,139         454,205

   Selling and administrative expense                           2,560,407       2,349,940       3,593,878
   Provision for restructuring and plant closings (Note 2)                        704,000
   Pension curtailment (gain)                                    (254,419)
   Real estate sale (gain)                                       (889,911)
   Interest and other income                                     (109,387)        (49,950)        (16,008)
   Interest expense                                               645,314         764,950         990,839
                                                                1,952,004       3,768,940       4,568,709
PROFIT (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                            922,851      (1,302,801)     (4,114,504)

   Income tax benefit (Note 6)                                     22,222          14,038          93,216

 EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                                     945,073      (1,288,763)     (4,021,288)

DISCONTINUED OPERATIONS (Note 9):
   Loss from operations, net of income taxes                                                     (846,935)
   Loss on disposal                                                                              (686,962)

NET EARNINGS (LOSS)                                          $    945,073    $ (1,288,763)   $ (5,555,185)

NET EARNINGS (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE:
   Continuing operations                                     $        .39    $       (.54)   $      (1.69)
   Discontinued operations                                                                           (.64)

NET EARNINGS (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE:                                  $        .39    $       (.54)   $      (2.33)

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                         2,446,262       2,382,401       2,382,401


See notes to consolidated financial statements.


WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           ADDITIONAL
                                                                CAPITAL                      MINIMUM          TOTAL
                                          COMMON STOCK         IN EXCESS      RETAINED       PENSION      STOCKHOLDERS'
                                      SHARES       AMOUNT    OF PAR VALUE     EARNINGS      LIABILITY        EQUITY

BALANCES AT AUGUST 30, 1992           2,380,401  $  238,040  $  1,396,365  $   8,964,943    $ (76,592)    $  10,522,756

   Net loss                                                                   (5,555,185)                    (5,555,185)
   Exercise of stock option               2,000         200         4,800                                         5,000
   Change in additional minimum
      pension liability in excess of
      prior service cost (Note 7)                                                             (17,725)          (17,725)

BALANCE AT AUGUST 29, 1993            2,382,401     238,240     1,401,165      3,409,758      (94,317)        4,954,846

   Net loss                                                                   (1,288,763)                    (1,288,763)
   Change in additional minimum
      pension liability in excess of
      prior service cost (Note 7)                                                              37,981            37,981.

BALANCE AT AUGUST 28, 1994            2,382,401     238,240     1,401,165      2,120,995      (56,336)        3,704,064

   Net earnings                                                                  945,073                        945,073
   Exercise of stock option               2,250         225         5,134                                         5,359
   Change in additional minimum
      pension liability in excess of
      prior service cost (Note 7)                                                              56,336            56,336

BALANCE AT AUGUST 27, 1995            2,384,651  $  238,465  $  1,406,299  $   3,066,068    $       -     $   4,710,832


See notes to consolidated financial statements.


WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 27, 1995, AUGUST 28, 1994, AND AUGUST 29, 1993
                                                                               1995           1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $945,073    $(1,288,763)   $(5,555,185)
   Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
      Depreciation and amortization                                        2,448,013      2,826,546      3,068,552
      Loss on disposal of discontinued operations                                                          686,962
      (Gain) loss on sale of property, plant, and equipment
         and other assets                                                   (763,451)       (27,612)        16,169
      Deferred income taxes                                                  (29,022)                      (99,016)
      Provision for restructuring and plant closings                                        704,000
      Pension curtailment (gain)                                            (254,419)
      Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                               733,940       (324,952)        52,432
           Inventories                                                     1,551,031       (460,393)       919,522
           Other assets                                                      217,402        153,923         (6,921)
           Prepaid expenses                                                 (273,678)      (164,276)       207,840
         (Decrease) increase in accounts payable and accrued expenses     (2,313,235)      (223,529)       681,235
              Net cash provided by (used in) operating activities          2,261,654      1,194,944        (28,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                              (356,136)      (117,621)      (513,190)
   Proceeds from sale of equipment and other assets                        1,813,746        412,464         50,000
   Proceeds on note receivable                                               300,000        200,000
   Proceeds from sale of discontinued operations                                                         3,500,000
   Other changes in net assets of discontinued operations                                                 (188,420)
              Net cash provided by investing activities                    1,757,610        494,843      2,848,390

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                             (6,064,219)      (262,847)    (3,024,792)
   Net payments on line of credit                                           (848,482)    (1,372,477)      (354,050)
   Proceeds from issuance of long-term debt                                3,940,117
   Issuance of common stock                                                    5,359                         5,000
              Net cash used in financing activities                       (2,967,225)    (1,635,324)    (3,373,842)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,052,039         54,463       (553,862)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               208,014        153,551        707,413

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $1,260,053    $   208,014     $  153,551

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                            $  723,685    $   786,324     $1,054,056
      Income taxes                                                             3,500          5,800         92,000
   Noncash investing and financing activities:
      Note receivable for net assets of discontinued operations                                            717,400
      Acquisition of machinery through capital lease                       1,729,600        181,016        330,629
      Reversal of additional minimum pension liability:
         Intangible Asset                                                   (279,287)
         Retained Earnings                                                   (56,336)       (37,981)        17,725
         Related Deferred Taxes                                              (29,022)


See notes to consolidated financial statements.


WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 27, 1995, AUGUST 28, 1994, AND AUGUST 29, 1993

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Fiscal Year - Washington Scientific Industries, Inc. and subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 1995, 1994 and 1993 each consisted of 52 weeks.

       Basis of Presentation - The consolidated financial statements include the accounts of Washington Scientific Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

       Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, overnight investments, and certificates of deposit with original maturities to the Company of three months or less.

       Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of approximately $334,000 and $152,000 at August 27, 1995 and August 28, 1994, respectively. The increase in the allowance at August 27, 1995 is related to the Company's estimate of certain specific excess inventory quantities.

       Depreciation - The cost of buildings and substantially all equipment is being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

       Buildings and improvements                                 15 to 32 years
       Machinery and equipment                                     3 to 10 years
       Leasehold improvements                                      4 to 20 years
       Automotive equipment                                        3 to  5 years

       Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

       Net Earnings (Loss) Per Common and Common Equivalent Shares - Net earnings (loss) per common and common equivalent shares has been computed by dividing earnings (loss) by the weighted average number of common and common equivalent shares (stock options) outstanding during each period. The computed number of common equivalent shares was 61,611 for the year ended August 27, 1995. Outstanding stock options were not considered in the fiscal 1994 and 1993 calculations as they had an antidilutive effect.

       Business Segment - Since August 29, 1993, the Company's business has been conducted in a single industry segment--contract manufacturing.

2.     PROVISION FOR RESTRUCTURING AND PLANT CLOSINGS

       On June 27, 1994, the Company announced the closing of its plant located in Owatonna, Minnesota and the consolidation of operations in the Long Lake, Minnesota plant. The closing and consolidation was completed in the first half of fiscal 1995. A provision of $704,000 was recorded during fiscal 1994 and consisted principally of:

       Equipment moves                                            $      348,000
       Severance and relocation costs                                    356,000
                                                                  $      704,000

       At August 27, 1995, liabilities of approximately $29,000 remained, which are intended to cover the relocation costs of three employees. At August 28, 1994, liabilities of approximately $590,000 relating to the plant closing provision remained, $334,000 of which was recorded as salaries, wages, and employee withholdings and $256,000 of which was recorded as miscellaneous accrued expenses.

3.     DEBT

       Long-term debt consisted of the following:
                                                    August 27,    August 28,
                                                      1995          1994
       1995 secured notes, interest at the bank's
          base rate (8.75% at August 27,
          1995) plus 1.75 percentage points,
          payable in monthly installments of
          $37,500 plus interest with final
          payment due March 31, 1998                $3,790,117
       1988 secured notes                                        $3,667,015
       1986 secured notes                                         1,635,819
       Capitalized lease obligations (Note 4)        1,900,849      542,366
       Other rent obligations                                       240,268
                                                     5,690,966    6,085,468
       Less current portion                            838,750    1,237,149
       Long-term debt                               $4,852,216   $4,848,319

       During fiscal 1995, the Company refinanced its term debt and renegotiated its line of credit with the same bank with which the Company previously had its line of credit. The agreement requires principal payments of $37,500 per month with the loan balance due at March 31, 1998. Interest on the term debt is calculated at the bank's base rate (8.75 % at August 27, 1995) plus 1.75 percentage points, with payments made monthly.

       Interest on the line of credit is at the bank's base rate (8.75% at August 27, 1995) plus 1.5 percentage points, and expires March 31, 1998. The agreement maintains secured borrowing of up to $3,000,000; however, the Company is charged an annual unused credit line fee of 0.75%. At August 27, 1995, there was no balance outstanding under this agreement.

       During the years ended August 27, 1995, August 28, 1994 and August 29, 1993 the weighted average interest rates for short term borrowings were 11.1%, 9.6% and 8.1%, respectively.

       Restrictive provisions of the agreement requires, among other provisions, that the Company (1) maintain a net worth of not less than $3,000,000,
       (2) maintain a ratio of liabilities to net worth not greater than 4.0 to 1.0, (3) limit capital expenditures to $3,000,000 in each fiscal year with no more than $1,000,000 coming from its line of credit and (4) maintain a defined cash flow coverage ratio of no less than 1.1 to 1.0. Cash dividends are fully restricted. At August 27, 1995, the Company was in compliance with respect to these financial covenants of the secured agreement.

       Maturities of long-term debt, excluding the capital lease obligations, for the years subsequent to August 27, 1995 are as follows:

        Fiscal years ending August:
          1996                                                    $      450,000
          1997                                                           450,000
          1998                                                         2,890,117
                                                                  $    3,790,117

       The notes, line of credit and capital leases are collateralized by the receivables, inventory, and property, plant, and equipment of the Company.

4.     COMMITMENTS

       Leases - The Company has operating lease commitments on office and manufacturing facilities, and certain equipment. Certain of the leases contain purchase options.

       Included in the consolidated balance sheet at August 27, 1995 are cost and accumulated depreciation on equipment subject to capitalized leases of $2,290,100 and $333,580, respectively. At August 28, 1994, the amounts were $560,500 and $106,994, respectively.

       Future minimum lease payments required under operating leases together with the present value of the net minimum payments on capital leases as of August 27, 1995 are as follows:

                                                  Capital      Operating
                                                   Leases       Leases

        Fiscal years ending August:
          1996                                 $    540,145    $ 3,363
          1997                                      521,474
          1998                                      511,156
          1999                                      482,846
          2000                                      207,365
       Total minimum lease payments               2,262,986    $ 3,363
       Less amount representing interest            362,137
       Present value of net minimum
          lease payments                          1,900,849
       Current portion                              388,750
       Capital lease obligation,
          less current portion                 $  1,512,099

       Rent expense of approximately $245,215, $412,993, and $ 61,583 has been charged to operations for the years ended August 27, 1995, August 28, 1994, and August 29, 1993, respectively.

5.     STOCKHOLDERS' EQUITY

       Stock Options - Under the 1981 employee incentive stock option plan, a total of 225,000 shares of common stock were reserved for granting of options to officers and key employees at a price not less than the fair market value on the day of the grant. At August 27, 1995, no shares remained reserved and available for grant under the plan. The outstanding options have a five-year term from date of grant.

       In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. At August 27, 1995, 27,500 shares remained reserved and available for grant under the plan.

       In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. At August 27, 1995, 240,000 shares remained reserved and available for grant under the plan.

       Option transactions during the three years ended August 27, 1995 are summarized as follows:

                                               1981 Employee
                                                 Incentive            1987 Stock                 1994 Stock
                                                Option Plan           Option Plan               Option Plan
                                                        Average                Average                 Average
                                              Shares     Price    Shares        Price       Shares      Price

       Outstanding at August 30, 1992        67,725   $    4.07   137,600   $     6.44
          Granted                                                   7,000         2.44
          Lapsed                            (18,800)       5.00   (51,350)        6.30
          Exercised                          (2,000)       2.50

       Outstanding at August 29, 1993        46,925        4.81    93,250         6.43
          Granted                                                 127,000         2.11
          Lapsed                            (16,025)       4.89   (58,000)        7.33

       Outstanding at August 28, 1994        30,900        3.10   162,250         2.72
          Granted                                                                           10,000      $   3.83
          Lapsed                               (850)       3.25   (20,000)        6.52
          Exercised                                                (2,250)        2.38

       Outstanding at August 27, 1995        30,050   $    3.10   140,000   $     2.19      10,000      $   3.83

       Options exercisable at
               August 27, 1995               30,050                96,835                    1,500

6.     INCOME TAXES

       The Company has adopted SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Income tax expense (benefit) consisted of:

                                      Years Ended
                            August 27,  August 28,   August 29,
                              1995         1994        1993
       Currently payable:
          Federal               --          --          --
          State             $  6,800    $  5,800    $  5,800
                               6,800       5,800       5,800
       Deferred:
          Federal            (29,022)    (19,838)    (99,016)
          State                 --          --          --
                             (29,022)    (19,838)    (99,016)
       Total                $(22,222)   $(14,038)   $(93,216)

       A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                         Years Ended
                                                August 27, August 28, August 29,
                                                   1995       1994       1993
       Ordinary federal income tax statutory rate   35.0%    (35.0)%    (34.0)%
       Limitation on (utilization of) tax assets   (34.0)     32.5       33.9
       State income taxes, net of federal income
          tax benefit                                0.7       0.4        0.1
       Impact of graduated income tax               (1.0)      1.0
       Other                                        (3.1)                (2.3)

       Taxes provided (benefit)                     (2.4)%    (1.1)%     (2.3)%

       Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                                                Year Ended August 27, 1995
                                                                        Assets          Liabilities           Total
       Accrual for plant closing costs                             $         9,860                       $        9,860
       Costs for disposal of business segment                                9,068                                9,068
       Accrual for vacation earned                                         100,161                              100,161
       Inventory valuation accruals                                        113,577                              113,577
       Noncompete agreement                                                 49,664                               49,664
       Incurred but not reported accrual                                    45,101                               45,101
       Accounts receivable accrual                                          18,700                               18,700
       Other                                                                41,304       $   (65,020)           (23,716)
                Current                                                                                         322,415
       Valuation allowance                                                                                     (322,415)
                Net current                                                                              $            0

       Tax depreciation less than book depreciation                                      $  (357,693)    $     (357,693)
       Pension accrual                                             $       103,407                              103,407
       Noncompete agreement                                                 26,742                               26,742
       Net operating loss carryforward                                   1,840,331                            1,840,331
       Tax credit carryforward                                             505,744                              505,744
       Contribution carryforward                                            12,572                               12,572
                Noncurrent                                                                                    2,131,103
       Valuation allowance                                                                                   (2,131,103)
                Net noncurrent                                                                           $            0

                                                                                Year Ended August 28, 1994
                                                                        Assets          Liabilities           Total
       Accrual for plant closing costs                             $       201,071                       $      201,071
       Costs for disposal of business segment                              225,008                              225,008
       Accrual for vacation earned                                         113,766                              113,766
       Inventory valuation accruals                                         51,809                               51,809
       Noncompete agreement                                                 49,664                               49,664.
       Incurred but not reported accrual                                    49,895                               49,895
       Accounts receivable accrual                                          30,658                               30,658
       Other                                                                25,514       $   (44,215)           (18,701)
                Current                                                                                         703,170
       Valuation allowance                                                                                     (703,170)
                Net current                                                                              $            0

       Tax depreciation less than book depreciation                                      $  (608,471)    $     (608,471)
       Pension accrual                                             $       227,303                              227,303
       Noncompete agreement                                                 76,406                               76,406
       Net operating loss carryforward                                   1,961,610                            1,961,610
       Tax credit carryforward                                             505,744                              505,744
       Additional minimum liability credit                                  28,842                               28,842
       Contribution carryforward                                            16,480                               16,480
                Noncurrent                                                                                    2,207,914
       Valuation allowance                                                                                   (2,207,914)
                Net noncurrent                                                                           $            0



       As of August 27, 1995, the Company had federal, Minnesota, and California state income tax net operating loss carryforwards of approximately $5,020,000, $917,000, and $1,108,000, respectively, of which most will expire in 2008. Also as of August 27, 1995, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

7.     EMPLOYEE BENEFITS

       During fiscal 1995 there were two events affecting the Company's non-contributory pension plans. First, as part of the Owatonna plant restructuring, the Owatonna employees were either terminated or transferred to the Long Lake facility during 1995. As a result, a curtailment of the non-union employee plan occurred during fiscal 1995, as defined in SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits. The amount of the curtailment gain was $254,419 and was reflected in the financial statements for the year ended August 27, 1995.

       Second, effective February 1, 1995, Washington Scientific Industries, Inc. combined its two noncontributory pension plans into one plan for employees who are at least 21 years of age and have completed at least one year of service. Benefits for the union employees are based on years of service and a preestablished rate in the year of retirement. Benefits for non-union employees are based on years of service and a percentage of annual compensation in the five years preceding retirement. Plan assets consist primarily of shares of a balanced fund offered by a major regional bank. Net periodic pension cost consisted of the following:

                                                                                         Years Ended
                                                                      August 27,         August 28,      August 29,
                                                                         1995               1994            1993

       Service cost - benefits earned during the year              $       131,866   $      242,660    $      229,031
       Interest cost on projected benefit obligation                       413,134          423,879           408,297
       Actual return on plan assets                                       (784,597)        (252,710)         (724,461)
       Net amortization and deferral                                       225,208         (241,683)          276,875
       Net periodic pension cost                                   $       (14,389)  $      172,146    $      189,742

       The funded status of the plans and the amount recognized on the balance sheet are as follows:

                                                                                 Years Ended
                                                                August 27, 1995              August 28, 1994
                                                                                                          Non-Union
                                                            Combined                         Union        Employee
                                                              Plan                           Plan           Plan
       Actuarial present value of benefit obligations:
          Vested benefits                                 $   5,562,099                 $   1,842,159   $   2,886,525
          Nonvested benefits                                    148,326                        77,875          92,431
          Accumulated benefit obligations                     5,710,425                     1,920,034       2,978,956
          Effect of projected future compensation
             increases                                          301,027                                       500,680
       Projected benefit obligations                          6,011,452                     1,920,034       3,479,636
       Plan assets at fair value                              6,296,909                     1,450,398       4,269,800
       Plan assets (in excess of) less than projected
          benefit obligations                                  (285,457)                      469,636        (790,164)
       Unrecognized net gain (loss)                             665,414                      (136,020)      1,099,652
       Unrecognized prior-service cost                         (348,688)                     (279,287)        (14,033)
       Unrecognized net transition assets                       379,944                        50,662         373,082
       Additional minimum liability                                                           364,645
       Pension liability                                  $     411,213                 $     469,636   $     668,537

       Weighted average discount rate                            7.5%                         8.0%           8.0%
       Rate of increase in future compensation
          levels, non-union employees                            4.5%                          N/A           5.0%
       Expected long-term rate of return on
          plan assets                                            9.0%                         9.0%           9.0%

       In accordance with SFAS No. 87, Employers' Accounting for Pensions, the Company has recorded an additional minimum pension liability for the union pension plan of $364,645 at August 28, 1994. The amount represents the excess of unfunded accumulated benefit obligations over accrued pension liabilities. An intangible asset equal to the unrecognized prior-service cost was recorded in the amount of $279,287 at August 28, 1994. An amount equal to the remaining minimum liabilities, net of related deferred tax assets, was reflected as a separate reduction of stockholders' equity at August 28, 1994.

       The Company's policy is to currently fund an amount to include full current costs and amortization of the unfunded actuarial accrued liability over the expected future service of active participants; however, contributions are not in excess of the maximum allowable tax deduction for the Company. Pension liability amounts expected to be funded under this policy within one year are included in miscellaneous accrued expenses with amounts expected to be funded in periods beyond one year included as long-term liabilities.

       The Company has management incentive compensation plans for certain key employees designated annually by a committee of the Board of Directors. The amount of incentive compensation for eligible participants is contingent on attaining minimum pre-tax earnings.

       All employees are eligible to participate in the Company's retirement savings 401(k) plan. The Company matches contributions up to 25% of the first 6% of employee contributions to the plan. Further discretionary contributions are authorized fully by the Board of Directors. Contributions charged to operations for fiscal 1995, 1994, and 1993 were approximately $29,933, $51,336, and $43,538, respectively.

8.     INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

       The Company had sales to four customers which exceed 10 percent of total sales during any one of fiscal years 1995, 1994 or 1993. Sales to those customers and the percentage of accounts receivable for those customers to total Company accounts receivable as of August 27, 1995 and August 28, 1994 are listed below:

                                                                Percentage of Customer Accounts Receivable
                           Fiscal Year Sales                       to total Company Accounts Receivable
                                                                      August 27,        August 28,
       Customer         1995            1994          1993                1995           1994
          #1      $ 6,104,000    $   15,965,000    $22,230,000              19%           45%
          #2      $ 7,546,000    $    3,178,000    $ 1,077,000              24%            8%
          #3      $ 4,340,000    $      706,000    $   710,000              14%            6%
          #4      $ 3,330,000    $    2,508,000    $         0              12%           13%



9.     DISCONTINUED OPERATIONS

       Effective June 30, 1993, the Company sold the majority of the assets and liabilities of its plastic injection molding segment (Advanced Custom Molders) for $4,217,400 consisting of $3,500,000 in cash and a promissory note for $717,400 and reported such activity as a discontinued operation. Assets of approximately $231,000 and $556,000, representing the note receivable and other assets and liabilities of approximately $27,000 and $536,000, relating primarily to transaction costs and rental obligations, were remaining from the discontinued segment as of August 27, 1995 and August 28, 1994, respectively. Net earnings from April 1, 1993 (the measurement date) to June 30, 1993, included in loss on disposal of discontinued operations, were $51,223. Operating results of the plastic injection molding segment were as follows:

                                            Ten
                                         Months Ended
                                        June 30, 1993

       Net sales                        $ 13,428,301
       Costs and expenses                 13,978,388
       Interest expense, net                 245,625

       Loss before income tax benefit       (795,712)
       Income tax benefit
       Net loss                         $   (795,712)

WASHINGTON SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT            NET ADDITIONS                              BALANCE AT
                                    BEGINNING             CHARGED TO                  NET             END OF
        DESCRIPTION                 OF PERIOD          COST AND EXPENSES          DEDUCTIONS          PERIOD

Reserves deducted from assets to which it applies:

   ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:
   Year ended
      August 29, 1993         $          50,000      $          150,000      $               (1)   $      200,000

   Year ended
      August 28, 1994         $         200,000      $                       $     109,828         $       90,172

   Year ended
      August 27, 1995         $          90,172      $                       $      35,172         $       55,000

   ALLOWANCE FOR
      EXCESS OR
      OBSOLETE
      INVENTORY:

   Year ended
      August 29, 1993         $         135,580      $          463,859      $     135,580         $      463,859

   Year ended
      August 28, 1994         $         463,859      $           40,054      $     351,533         $      152,380

   Year ended
      August 27, 1995         $         152,380      $          334,051      $     152,380         $      334,051


(1) Receivables determined to be uncollectible are charged against reserves, net of collections on accounts previously written off.