Form 10-Q
period 1995-11-26
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1996-01-09
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             November 26, 1995
                               ---------------------------------------
                                                   OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from  _______________ to  _______________

Commission File Number           0-619

                     Washington Scientific Industries, Inc.
             (Exact name of registrant, as specified in its charter)


         Minnesota                                              41-0691607
(State or other jurisdiction of                              (I. R. S. Employer
  incorporation of organization)                             Identification No.)

         Long Lake, Minnesota                                       55356
(Address of principal executive offices)                          (Zip Code)

                                 (612) 473-1271
              (Registrant's telephone number, including area code)

                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,414,850 Common Shares were outstanding as of December 20, 1995.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                           Page No.


PART I.    FINANCIAL INFORMATION:
         Item 1.  Financial Statements

                  Consolidated Balance Sheets November 26, 1995 (Unaudited)
                  and August 27, 1995                                                            3

                  Consolidated Statements of Operations
                  Thirteen weeks ended November 26, 1995 and November 27, 1994
                  (unaudited)                                                                    4

                  Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 26, 1995 and November 27, 1994
                  (unaudited)                                                                    5

                  Notes to Consolidated Financial Statements (unaudited)                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         7, 8

PART II.  OTHER INFORMATION:

         Item 5.  Other Information                                                              9

         Item 6.  Exhibits and Reports on Form 8-K                                               9


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    November 26,         August 27,
Assets                                                  1995              1995
                                                    ------------        -----------

Current Assets:
      Cash and cash equivalents                      $ 1,844,238       $ 1,260,053
      Accounts receivable                              2,933,522         3,735,457
      Inventories - work-in-process                      612,892           624,237
      Prepaid and other current assets                   450,909           411,430
                                                     -----------       -----------
           Total Current Assets                        5,841,561         6,031,177

Property, Plant and Equipment                          7,262,157         7,233,324

Other Long Term Assets                                       525               525
                                                     -----------       -----------
                                                     $13,104,243       $13,265,026
                                                     ===========       ===========



Liabilities and Stockholders' Equity

Current Liabilities:
      Notes payable                                  $         0       $         0
      Trade accounts payable                             980,354         1,280,368
      Salaries, wages, and withholdings                  575,061           728,946
      Miscellaneous accrued expenses                     437,291           442,701
      Current portion of long-term debt                  880,809           838,750
                                                     -----------       -----------
           Total Current Liabilities                   2,873,515         3,290,765

Long-term Debt, less current portion                   5,027,365         4,852,216

Long-term Pension Liability                              411,213           411,213

Stockholders' Equity:

      Common stock issued, 2,392,976 and
           2,384,651 shares respectively                 239,298           238,465
      Capital in excess of par value                   1,432,523         1,406,299
      Retained earnings                                3,120,329         3,066,068
                                                     -----------       -----------
           Total Stockholders' Equity                  4,792,150         4,710,832
                                                     -----------       -----------
                                                     $13,104,243       $13,265,026
                                                     ===========       ===========




                                 See notes to consolidated financial statements.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                       13 weeks ended
                                               -------------------------------
                                                November 26,      November 27,
                                                    1995              1994
                                                ------------      ------------

Net Sales                                      $ 5,342,474        $ 7,820,899

Cost of products sold                            4,685,244          7,465,583
                                               -----------        -----------

     Gross margin                                  657,230            355,316

Selling and administrative expense                 517,920            546,657

Pension curtailment (gain)                            --             (254,419)

Interest and other income                          (70,716)           (43,535)

Interest and other expense                         149,965            176,832
                                               -----------        -----------
Earning (loss) from operations
     before income taxes                            60,061            (70,219)

Income taxes                                         5,800               --
                                               -----------        -----------


Net earnings (loss)                            $    54,261        ($   70,219)
                                               ===========        ===========

Net earnings (loss) per common and
     common equivalent share                   $      0.02        ($     0.03)
                                               ===========        ===========


Weighted average number of common and
     common equivalent shares outstanding        2,466,513          2,382,401
                                               ===========        ===========


                                 See notes to consolidated financial statements.







                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      13 weeks ended
                                                                               ------------------------------
                                                                                November 26,      November 27,
                                                                                  1995                1994
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings (loss)                                                     $    54,261        ($   70,219)
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Gain on sale of property, plant & equipment                        (9,500)           (19,161)
                 Depreciation and amortization                                     458,662            636,355
                 Pension curtailment (gain)                                           --             (254,419)
            Changes in assets and liabilities:
                 Decrease in accounts receivable                                   801,935            609,537
                 Decrease in inventories                                            11,346            387,466
                 (Increase) decrease in prepaid expenses                           (39,479)           126,189
                 Decrease in accounts payable and accrued
                       expenses                                                   (459,308)        (1,732,207)
                 Other                                                                --                 --
                                                                               -----------        -----------
            Net cash provided by (used in) operating activities                    817,917           (316,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of equipment                                               9,500             75,400
       Purchases of property, plant & equipment                                    (45,196)           (37,993)
                                                                               -----------        -----------
            Net cash provided by (used in) investing activities                    (35,696)            37,407

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of long-term debt                                                 (225,092)           (91,750)
       Increase in notes payable                                                      --              493,739
       Issuance of common stock                                                     27,056               --
                                                                               -----------        -----------
            Net cash provided by (used in) financing activities                   (198,036)           401,989
                                                                               -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          584,185            122,937

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,260,053            208,014
                                                                               -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                           $ 1,844,238        $   330,951
                                                                               ===========        ===========

Supplemental cash flow information: Cash paid during the period for:
            Interest                                                           $   151,923        $   169,493
            Income taxes                                                       $     1,000        $         0
       Noncash investing and financing activities:
            Aquisition of machinery through capital lease                      $   442,300        $   420,000



                                  See notes to consolidated financial statements




                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of November 26, 1995, the consolidated statements of earnings for the thirteen weeks ended November 26, 1995 and November 27, 1994 and the consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.       SALE OF REAL ESTATE:

                  On January 4, 1995 the Company sold its Owatonna, Minnesota real estate to OTC, a division of SPX Corporation, for a total cash consideration of $1,534,000.

3.       PENSION CURTAILMENT:

                  A pension curtailment gain was recorded in the first quarter of fiscal 1995. As part of the Owatonna plant closing, all of the Owatonna employees who were members of the non-union pension plan were either terminated or transferred to the Long Lake facility. As a result, during the first quarter of fiscal 1995, a curtailment of the non-union employee plan occurred as defined in SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits.

4.       DEBT AND LINE OF CREDIT:

                  On March 31, 1995, the Company amended its line of credit agreement and refinanced its term debt. The Agreement, which combines the line of credit and term debt, will expire on March 31, 1998 and is with the same bank with which the Company previously had its line of credit.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,342,000 for the quarter ending November 26, 1995 decreased $2,478,000 or 31.7% from the first quarter of the prior year. The sales decline resulted from reductions in business with several customers. Primary changes in sales included a decrease in the computer market of $1,909,000 and an increase in the agricultural market of $746,000. Based on information received from customers and recent trends, the Company's outlook is for lower sales in fiscal 1996 compared to fiscal 1995.

                  Gross margin improved to 12.3% of sales in the first quarter of fiscal 1996 compared to 4.5% in the prior year's first quarter. The improved gross margin resulted primarily from improved manufacturing efficiencies as a result of the consolidation of the Company's manufacturing plants and the favorable impact, in the amount of $163,000, from a negotiated settlement with a customer for end of program charges and reversal of an allowance for obsolete inventory established for that program.

                  Selling and administrative expense decreased $29,000 when compared to the first quarter of the prior year. This reduction was primarily the result of lower expenditures for services contracted outside of the Company.

                  Interest and other income was $27,000 higher than the comparable quarter of the prior year. The increase was primarily the result of interest income from higher cash balances.

                  Interest and other expense of $150,000 decreased $27,000 from the prior year's first quarter because of lower notes payable and term debt balances.

                  Income Taxes - In the first quarter of fiscal 1995, the Company was unable to record the benefit of net operating losses and most other net deductible temporary differences in the consolidated statement of operations due to the fact that the likelihood of realization of the tax benefits could not be established. In the first quarter of fiscal 1996, the Company recorded $5,800 of mandatory state income taxes and was able to recognize the benefit of a portion of its net operating loss carryforwards.

Liquidity and Capital Resources:

                  On November 26, 1995, working capital was $2,968,000 compared to $2,740,000 at August 27, 1995, an increase of $228,000. The ratio of current assets to current liabilities at November 26, 1995 and August 27, 1995 was 2.03 to 1.0 and 1.83 to 1.0, respectively.

                  On November 27, 1995, the Company did not have an outstanding bank loan balance. On that date the Company reported cash and cash equivalents of $1,844,000.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1996.

PART II.  OTHER INFORMATION;

         Item 6.  Exhibits and Reports on Form 8-K:

                  a.  Exhibit 27.  Financial Data Schedule

                  b. There were no reports on Form 8-K filed for the thirteen weeks ended November 26, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:  January 9, 1996                /s/ Michael J. Pudil
                                      Michael J. Pudil, President & CEO



Date:  January 9, 1996                /s/ W. J. Lucke
                                      W. J. Lucke, Vice President & Treasurer