Form 10-Q
period 1996-02-25
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1996-04-04
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    February 25, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from _____________________ to _____________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,420,850 Common Shares were outstanding as of March 8, 1996.



                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.
                                                                                             --------


PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets February 25, 1996 (Unaudited)
                  and August 27, 1995                                                            3

                  Consolidated Statements of Operations
                  Thirteen and Twenty -Six weeks ended February 25, 1996 and
                  Thirteen and Twenty-Six weeks ended February 26, 1995 (Unaudited)              4

                  Consolidated Statements of Cash Flows
                  Twenty-Six weeks ended February 25, 1996 and Twenty-Six weeks
                  ended February 26, 1995 (Unaudited)                                            5

                  Notes to Consolidated Financial Statements (Unaudited)                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         7, 8

PART II.  OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security Holders                            9

         Item 5.  Other Information                                                              9

         Item 6.  Exhibits and Reports on Form 8-K                                               9

         Signatures                                                                              9



                          PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    February 25,   August 27,
         Assets                                          1996          1995
         ------
                                                     -----------   -----------
         Current Assets:
              Cash and cash equivalents              $ 1,947,011   $ 1,260,053
              Accounts receivable                      2,811,610     3,735,457
              Inventory                                  693,086       624,237
              Prepaid expenses                           286,168       411,430
                                                     -----------   -----------
                    Total Current Assets               5,737,875     6,031,177

         Property, Plant and Equipment                 6,968,168     7,233,324

         Other Assets                                        525           525
                                                     -----------   -----------
                                                     $12,706,568   $13,265,026
                                                     ===========   ===========



         Liabilities and Stockholders' Equity

         Current Liabilities:
              Notes payable                          $         0   $         0
              Trade accounts payable                   1,291,234     1,280,368
              Salaries, wages, and withholdings          660,792       728,946
              Miscellaneous accrued expenses             340,781       442,701
              Current portion of long-term debt          884,250       838,750
                                                     -----------   -----------
                    Total Current Liabilities          3,177,057     3,290,765

         Long-term Debt, less current portion          4,206,081     4,852,216

         Long-term Pension Liability                     411,213       411,213

         Stockholders' Equity:

              Common stock issued, 2,414,850 and
                    2,384,651 shares, respectively       241,485       238,465
              Capital in excess of par value           1,499,198     1,406,299
              Retained earnings                        3,171,534     3,066,068
                                                     -----------   -----------
                    Total Stockholders' Equity         4,912,217     4,710,832
                                                     -----------   -----------
                                                     $12,706,568   $13,265,026
                                                     ===========   ===========

                                 See notes to consolidated financial statements.



                               WASHINGTON SCIENTIFIC INDUSTRIES,INC.

                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)



                                                  13 weeks ended                   26 weeks ended
                                            ----------------------------    ----------------------------
                                            February 25,    February 26,    February 25,    February 26,
                                                1996            1995            1996            1995
                                            ------------    ------------    ------------    ------------
Net Sales                                   $  5,175,844    $  7,295,764    $ 10,518,318    $ 15,116,663

Cost of products sold                          4,911,106       6,842,001       9,596,350      14,307,584
                                            ------------    ------------    ------------    ------------

     Gross margin                                264,738         453,763         921,968         809,079

Selling and administrative expense               571,706         638,970       1,089,625       1,185,627

Pension curtailment (gain)                          --              --              --          (254,419)

Real estate sale (gain)                             --          (890,475)           --          (890,475)

Interest and other income                       (488,099)        (95,269)       (558,815)       (138,804)

Interest and other expense                       129,925         149,527         279,892         326,359
                                            ------------    ------------    ------------    ------------

Earnings before income taxes                      51,206         651,010         111,266         580,791

Income taxes                                        --             5,800           5,800           5,800
                                            ------------    ------------    ------------    ------------


Net earnings                                $     51,206    $    645,210    $    105,466    $    574,991
                                            ============    ============    ============    ============

Net earnings per common and
     common equivalent share                $       0.02    $       0.27    $       0.04    $       0.24
                                            ============    ============    ============    ============

Weighted average number of common and
     common equivalent shares outstanding      2,478,083       2,382,698       2,472,298       2,382,549
                                            ============    ============    ============    ============

                                                          See notes to consolidated financial statements.


                         WASHINGTON SCIENTIFIC INDUSTRIES,INC.
                                     AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                             26 weeks ended
                                                                       --------------------------
                                                                       February 25,   February 26,
                                                                          1996           1995
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                    $   105,466    $   574,991
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Gain on sale of property, plant & equipment              (564,965)      (895,287)
                 Depreciation and amortization                           1,024,008      1,270,933
                 Pension curtailment (gain)                                   --         (254,419)
            Changes in assets and liabilities:
                 Decrease in accounts receivable                           923,848        500,006
                 (Increase) decrease in inventories                        (68,849)       544,244
                 Decrease in prepaid expenses                              125,262         82,733
                 (Decrease) in accounts payable and accrued
                       expenses                                           (159,209)    (1,858,317)
                                                                       -----------    -----------
            Net cash provided by (used in) operating activities          1,385,561        (35,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property, plant and equipment                 614,000      1,758,552
       Purchases of property, plant & equipment                           (365,588)       (53,065)
                                                                       -----------    -----------
            Net cash provided by investing activities                      248,412      1,705,487

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of long-term debt                                       (1,042,934)    (1,570,449)
       Increase in notes payable                                              --         (201,299)
       Issuance of common stock                                             95,919          5,359
                                                                       -----------    -----------
            Net cash (used in) financing activities                       (947,015)    (1,766,389)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       686,958        (96,018)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,260,053        208,014
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                   $ 1,947,011    $   111,996
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest                                                   $   143,815    $   176,169
            Income taxes                                               $     3,200    $       800
       Noncash investing and financing activities:
            Acquisition of property, plant and equipment
                 through capital lease                                 $   442,300    $   420,000

                                                  See notes to consolidated financial statements.





                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of February 25, 1996, the consolidated statements of operations for the thirteen weeks ended February 25, 1996 and February 26, 1995 and the twenty six weeks ended February 25, 1996 and February 26, 1995 and the consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The balance sheet at August 27, 1995, is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1995 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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



Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       and
                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,176,000 for the quarter ending February 25, 1996 decreased $2,120,000 or 29.1% from the same quarter of the prior year. Sales reductions occurred in the following markets: computer, $1,416,000, fire arms, $608,000, marine, $570,000, general industrial,
         $565,000 and automotive, $109,000. Sales to the agricultural, and small engine markets increased $1,114,000 and $34,000, respectively .

                  Net sales for the 26 weeks ended February 25 ,1996 decreased $4,598,000 or 30.4% from the first half of fiscal 1995. Sales reductions occurred in the following markets: computer, $3,324,000, marine, $1,053,000 fire arms, $971,000, general industrial, $747,000 and automotive, $523,000. Sales to the agricultural and small engine markets increased $1,860,000 and $160,000, respectively.

                  Reductions in sales in the second fiscal quarter and fiscal half year resulted primarily from completed and discontinued manufacturing programs.

                  The Company recently began production on four new multi-year manufacturing programs, however, it is not expected that sales from these programs will have a material impact on fiscal 1996 business.

                  Gross margin of 5.1% on parts sold in the quarter ended February 25, 1996 was down from 6.2% when compared to the same quarter of the prior year. Lower sales and a different sales mix caused the decline.

                  In the first half year of fiscal 1996 gross margin reached 8.8% compared to 5.3% in the first half of fiscal 1995. Even though sales were lower in the first half of fiscal 1996, compared to the prior year, gross margins were higher primarily because the first half of fiscal 1995 included manufacturing overhead costs from two plant locations, during a portion of the half year, and start-up and training costs connected with the consolidation of two manufacturing plants.

                  Selling and administrative expense for the quarter and half year ended February 25, 1996 declined $67,000 and $96,000, respectively, when compared to the same periods of the prior year. Reductions in purchased services were primarily responsible for the lower expenses.

                  Interest and other income was $488,000 in the second quarter of fiscal 1996. This resulted primarily from the disposition of excess equipment related to completed and discontinued manufacturing programs and was $393,000 higher than the same quarter in the prior year.

                  First half interest and other income of $559,000 was heavily affected by the disposition of equipment in the second quarter. First half interest and other income in fiscal 1995 amounted to $139,000.

                  Interest and other expense was lower in the second quarter and first half of fiscal 1996 than in the comparable periods of the prior year by $20,000 and $46,000, respectively. These reductions were due to lower notes payable balances and lower interest rates.

                  In fiscal 1996 and 1995 the Company was able to recognize the benefit of a portion of its net operating loss carryforwards. Income taxes reported on the Consolidated Statement of Operations are for minimum state income taxes.

Liquidity and Capital Resources:

                  On February 25, 1996, both working capital and the ratio of current assets to current liabilities reported a slight decline when compared to comparable numbers on August 27, 1995. Working capital of $2,561,000 decreased $179,000 and the ratio of current assets to current liabilities declined to 1.81:1.0 from 1.83 to 1.0.

                  The Company did not have any credit line debt on February 25, 1996. On that date the Company reported cash and cash equivalents of $1,947,000.

                  Company debt of $5,090,000 on February 25, 1996 was $601,000 lower than Company debt on August 27, 1995. Term debt owed the bank on February 25, 1996 was $2,961,000 or $829,000 lower than the term debt balance on August 27, 1995. Capital lease debt increased $228,000 on February 25, 1996 compared to August 27, 1995.

                  Proceeds from the disposition of excess equipment related to completed and discontinued manufacturing programs amounted to $604,000 in the fiscal quarter ended February 25, 1996. Those proceeds and scheduled monthly debt payments of $37,500 were responsible for the reduction in the term debt balance.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1996.


PART II.  OTHER INFORMATION;

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  a. The Annual Meeting of Company Stockholders was held on January 11, 1996.

                  b.       Directors elected at that meeting were:

                           Paul Baszucki          For 2,189,546   Against 2,200
                           Melvin L. Katten       For 2,188,521   Against 3,225
                           T. E. Larsen           For 2,189,446   Against 2,300
                           Gerald E. Magnuson     For 2,187,596   Against 4,150
                           George J. Martin       For 2,191,121   Against   625
                           Eugene J. Mora         For 2,189,321   Against 2,425
                           Michael J. Pudil       For 2,188,768   Against 2,978

         Item 5.  Other Information:

                           The labor contract between the Company and the
                  International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 970 is scheduled to expire on April 11, 1996. The Company and the Union are negotiating a new contract as of this date.

         Item 6.  Exhibits and Reports on Form 8-K:

                  a.  Exhibit 27.  Financial Data Schedule

                  b. Form 8-K filed on January 15, 1996 reported the termination of the services of Deloitte & Touche LLP as principal accountant and the engagement of Ernst & Young LLP as principal accountant to audit Company financial statements for the fiscal year ending 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:      April 3, 1996                /s/ Michael J. Pudil
                                        --------------------
                                        Michael J. Pudil, President & CEO



Date:      April 3, 1996                /s/ W. J. Lucke
                                        ---------------
                                        W. J. Lucke, Vice President & Treasurer