Form 10-Q
period 1996-05-26
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1996-07-09
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- --------- EXCHANGE ACT OF 1934

For the quarterly period ended            May 26, 1996
                               ----------------------------------
                                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---------EXCHANGE ACT OF 1934

For  the transition period from  _________________ to  _________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes __X__  No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,420,850 Common Shares were outstanding as of June 14, 1996.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.


PART I.    FINANCIAL INFORMATION:
         Item 1.  Financial Statements

                  Consolidated Balance Sheets May 26, 1996 (Unaudited)
                  and August 27, 1995                                                            3

                  Consolidated Statements of Operations
                  Thirteen and Thirty -Nine weeks ended May 26, 1996 and
                  Thirteen and Thirty-Nine weeks ended May 28, 1995 (Unaudited)                  4

                  Consolidated Statements of Cash Flows
                  Thirty-Nine weeks ended May 26, 1996 and Thirty-Nine weeks
                  ended May 28, 1995 (Unaudited)                                                 5

                  Notes to Consolidated Financial Statements (Unaudited)                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         7, 8

PART II.  OTHER INFORMATION:

         Item 5.  Other Information                                                              9

         Item 6.  Exhibits and Reports on Form 8-K                                               9

         Signatures                                                                              9



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                              May 26,      August 27,
         Assets                                1996           1995
                                            -----------   -----------

Current Assets:
     Cash and cash equivalents              $ 1,545,220   $ 1,260,053
     Accounts receivable                      2,663,169     3,735,457
     Inventory                                  776,710       624,237
     Prepaid expenses                           406,270       411,430
                                            -----------   -----------
           Total Current Assets               5,391,369     6,031,177

Property, Plant and Equipment                 7,315,841     7,233,324

Other Assets                                        525           525
                                            -----------   -----------
                                            $12,707,735   $13,265,026
                                            ===========   ===========



Liabilities and Stockholders' Equity

Current Liabilities:
     Notes payable                          $         0   $         0
     Trade accounts payable                   1,056,826     1,280,368
     Salaries, wages, and withholdings          631,890       728,946
     Miscellaneous accrued expenses             292,635       442,701
     Current portion of long-term debt          932,818       838,750
                                            -----------   -----------
           Total Current Liabilities          2,914,169     3,290,765

Long-term Debt, less current portion          4,364,381     4,852,216

Long-term Pension Liability                     444,404       411,213

Stockholders' Equity:

     Common stock issued, 2,420,850 and
           2,384,651 shares, respectively       242,085       238,465
     Capital in excess of par value           1,511,598     1,406,299
     Retained earnings                        3,231,098     3,066,068
                                            -----------   -----------
           Total Stockholders' Equity         4,984,781     4,710,832
                                            -----------   -----------
                                            $12,707,735   $13,265,026
                                            ===========   ===========




See notes to consolidated financial statements.




                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                 13 weeks ended                  39 weeks ended
                                           ------------------------------------------------------------
                                              May 26,        May 28,         May 26,          May 28,
                                               1996           1995             1996            1995
                                           ------------    ------------    ------------    ------------

Net Sales                                  $  5,492,811    $  8,154,066    $ 16,011,130    $ 23,270,729

Cost of products sold                         4,868,158       7,241,820      14,464,508      21,549,404
                                           ------------    ------------    ------------    ------------

    Gross margin                                624,653         912,246       1,546,622       1,721,325

Selling and administrative expenses             524,191         618,738       1,613,817       1,804,366

Pension curtailment (gain)                         --              --              --          (254,419)

Real estate sale (gain)                            --              --              --          (890,475)

Interest and other income                       (70,142)         (8,445)       (628,957)       (147,250)

Interest and other expense                      111,040         172,458         390,932         498,817
                                           ------------    ------------    ------------    ------------
Earnings from operations
    before income taxes(benefit)                 59,564         129,495         170,830         710,286

Income taxes (benefit)                             --           (24,822)          5,800         (19,022)

                                           ------------    ------------    ------------    ------------

Earnings from operations                   $     59,564    $    154,317    $    165,030    $    729,308

                                           ============    ============    ============    ============

Net earnings  per share                    $       0.02    $       0.07    $       0.06    $       0.31
                                           ============    ============    ============    ============


Weighted average number of common and
    common equivalent shares outstanding      2,487,025       2,384,651       2,477,207       2,383,250
                                           ============    ============    ============    ============



See notes to consolidated financial statements.




                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             39 weeks ended
                                                                       --------------------------
                                                                          May 26,       May 28,
                                                                          1996           1995
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                     $   165,030    $   729,308
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 (Gain) on sale of property, plant & equipment            (592,224)      (853,246)
                 Depreciation and amortization                           1,505,270      1,945,998
                 Pension curtailment (gain)                                   --         (254,419)
                 Deferred tax credits                                         --          (29,022)
            Changes in assets and liabilities:
                 Decrease in accounts receivable                         1,074,988        714,284
                 (Increase) decrease in inventories                       (152,473)       921,791
                 Decrease in prepaid expenses                                5,160         93,061
                 (Decrease) in accounts payable and accrued
                 expenses                                                 (473,364)    (1,862,837)
                                                                       -----------    -----------
            Net cash provided by operating activities                    1,532,387      1,404,918

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property, plant & equipment                    644,000      1,770,052
      Purchases of property, plant & equipment                            (754,234)      (187,606)
                                                                       -----------    -----------
            Net cash (used in) provided by investing activities           (110,234)     1,582,446

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt                                        (1,279,097)    (1,852,002)
      Increase in pension liability                                         33,191           --
      (Decrease) in notes payable                                             --         (848,482)
      Issuance of common stock                                             108,920          5,359
                                                                       -----------    -----------
            Net cash used in financing activities                       (1,136,986)    (2,695,125)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  285,167        292,239

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,260,053        208,014
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                   $ 1,545,220    $   500,253
                                                                       ===========    ===========

Supplemental cash flow information:
   Cash paid during the period for:
            Interest                                                   $   406,378    $   498,817
            Income taxes                                               $     5,800    $     3,500

      Noncash investing and financing activities:
            Aquisition of machinery through capital lease              $   885,330    $ 1,729,600
            Reversal of additional minimum pension liability:
                 Intangible asset                                             --      $   279,287
                 Retained earnings offset                                     --      $    56,336
                 Related deferred taxes                                       --      $    29,022



See notes to consolidated financial statements




                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of May 26, 1996, the consolidated statements of operations for the thirteen weeks ended May 26, 1996 and May 28, 1995 and the thirty- nine weeks ended May 26, 1996 and May 28, 1995 and the consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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


     Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       and
                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,493,000 for the quarter ending May 26, 1996 decreased $2,661,000 or 32.6% from the same quarter of the prior year. Sales reductions occurred in the following markets: computer, $2,058,000, fire arms, $749,000, marine, $689,000, general industrial,
         $609,000 and small engine, $267,000. Sales to the agricultural and automotive markets increased $1,676,000 and $35,000, respectively .

                  Net sales for the thirty-nine weeks ended May 26, 1996 decreased $7,260,000 or 31.2% from the comparable period of the prior year. Sales reductions occurred in the following markets: computer, $5,382,000, marine, $1,743,000, fire arms, $1,720,000, general industrial, $1,356,000, automotive, $488,000 and small engine, $107,000. Sales to the agricultural market increased $3,536,000.

                  Reductions in sales in the third fiscal quarter and year-to-date resulted primarily from completed and discontinued manufacturing programs.

                  The Company expects fourth quarter fiscal 1996 sales to be lower than third quarter fiscal 1996 sales based on trends and information received from customers. Sales generated by new customer programs awarded to the Company earlier this year have not developed as quickly as expected and two major customers will close their assembly plants for two weeks in July due to normal, seasonal factors. The Company will not make any shipments to those two customers during this two week period and will temporarily close production lines that manufacture parts for those two customers during two weeks in July. The Company expects to resume production for both customers immediately after this two week period. The Company expects the reduced level of business to result in a loss in the fourth quarter which will more than offset the earnings reported through the first three quarters of fiscal 1996.

                  Gross margin of 11.4% on parts sold in the quarter ended May 26, 1996 was up slightly from 11.2% in the same quarter of the prior year.

                  Gross margin for the three quarters ended May 26, 1996 was 9.7% compared to 7.4% in the same time period of the prior year. Fiscal 1996 gross margin is benefiting from cost reductions and manufacturing efficiencies which resulted from the plant consolidation that took place during fiscal 1995.

                  Selling and administrative expense for the fiscal quarter and fiscal three quarters ended May 26, 1996 declined $95,000 or 15.3% and $191,000 or 10.6%, respectively, when compared to the same periods of the prior year. Reductions in purchased services were primarily responsible for the lower expenses.

                  Interest and other income of $70,000 in the third fiscal quarter of 1996 was $62,000 higher than the comparable quarter of the prior year primarily due to the gain on sale of excess and obsolete equipment and interest income.

                  Interest and other income for the three quarters of fiscal 1996 was $629,000 and exceeded the same time period of the prior year by $482,000. The primary reason for the additional income in fiscal 1996 was the gain on the disposition of excess equipment, related to completed and discontinued manufacturing programs, which took place in the second quarter of fiscal 1996.

Liquidity and Capital Resources:

                  On May 26, 1996 working capital of $2,477,000 was down $263,000 from working capital on August 27, 1995. The ratio of current assets to current liabilities increased to 1.85:1 on May 26, 1996 compared to 1.83:1 on August 27, 1995.

                  The Company did not have a balance outstanding on its line of credit on May 26, 1996. On that date the Company reported cash and cash equivalents of $1,545,000.

                  Total debt of $5,297,000 on May 26, 1996 was $394,000 lower than total debt on August 27, 1995. The balance owing under the Company's term note on May 26, 1996 was $2,849,000, or $942,000 less than the balance owed on August 27, 1995. Due to new capital leases entered into, the Company owed an additional $548,000 under capital lease arrangements on May 26, 1996 compared to August 27, 1995.

                  It is management's belief that its internally generated funds combined with funds available under the line of credit will be sufficient to enable the Company to meet its financial requirements during the remainder of fiscal 1996.


PART II.  OTHER INFORMATION;

         Item 5.  Other Information:

                           A labor contract between the Company and the
                  International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 970 was agreed to on April 11, 1996. This contract covers the next eighteen months.

         Item 6.  Exhibits and Reports on Form 8-K:

                  a.  Exhibit 27.  Financial Data Schedule

                  b. There were no reports on Form 8-K filed for the thirteen weeks ended May 26, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:      July 8, 1996                  /s/ Michael J. Pudil
                                       ----------------------
                                       Michael J. Pudil, President & CEO



Date:      July 8, 1996                /s/  W. J. Lucke
                                       ----------------
                                       W. J. Lucke, Vice President & Treasurer