Form 10-K405
period 1996-08-25
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1996-11-22
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 25, 1996

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period ended from _________ to _________
                            Commission File No. 0-619

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes______X______ No____________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 11, 1996 (based upon the closing sale price of those shares on the NASDAQ SmallCap Market System) was approximately $6,960,000.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 11, 1996 is 2,420,850.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 9, 1997 are incorporated by reference into Part III.

                      -------------------------------------

This form 10-K Report consists of 44 pages (including exhibits); the index to the exhibits is set forth on page 13.



                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 25, 1996

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

                           The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer. The major markets served by the Company have changed in the past several years because of declining requirements in several mature computer programs and the Company's effort to diversify its customer and market base. Company sales to the computer industry amounted to 54%, 34% and 14% of total sales in fiscal 1994, 1995 and 1996, respectively. Sales to the agricultural industry were 25% and 61% of total Company sales in fiscal years 1995 and 1996 respectively. The Company expects that in fiscal 1997 a major portion of its sales will be to the agricultural industry and it will continue diversification efforts to broaden its customer and industry base.

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

                           (v) Seasonal patterns in the Company's business are reflections of its customers seasonal patterns since the Company's business is that of a provider of manufacturing services. The Company's customer mix has changed and currently its two major customers each have a one week shutdown near the end of the calendar year and a two week shutdown in the summer. This will affect the Company's production pattern until it gains other business to fill that void.

                           (vi) The Company does not believe that its business demands unusual working capital requirements.

                           (vii) Sales in excess of 10 percent of fiscal 1996 consolidated revenues were made to John Deere, $12,246,000 or 61% of Company revenues and the Kohler Company, $2,077,000 or 10% of Company revenues.

                           (viii) Approximate dollar backlog at August 25, 1996 and August 27, 1995 was $5,694,000 and
                                    $9,043,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 25, 1996 is scheduled for delivery later than during the current fiscal year.

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

                           (xi) No material amount has been spent on company -sponsored research and development activities.

                           (xii) No material capital expenditures for environmental control were made or are anticipated in the foreseeable future.

                           (xiii) At August 25, 1996, the Registrant had 130 employees.

                  (d) Financial information about foreign and domestic operations and export sales:

                           The Company has no operations in any foreign country. The Company's export sales in fiscal 1996, 1995, and 1994 were not significant.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

                  None.

Item 4A.  Executive Officers of Registrant:

                  The following table sets forth certain other information regarding Registrant's executive officers:

     Name            Age                     Position

George J. Martin      59      Chairman of the Board
Michael J. Pudil      48      President, Chief Executive Officer, and Director
William J. Lucke      61      Vice President, Treasurer, and Assistant Secretary
Gerald E. Magnuson    66      Secretary and Director

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

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters:

                  (a)      The common stock of the Company is traded on the
                  and      over-the-counter NASDAQ SmallCap Market under the
                  (c)      symbol WSCI.

                           Common stock information:

                                                          Stock Price
                                                      High            Low

                           FISCAL 1996:
                              First quarter          $4-3/4         $3-7/8
                              Second quarter          4-1/4          3-7/8
                              Third quarter           4-3/8          3-7/8
                              Fourth quarter          4-3/8          3

                           FISCAL 1995:
                              First quarter          $4-1/4         $2-3/4
                              Second quarter          3-3/4          3-1/4
                              Third quarter           4-3/8          3-3/8
                              Fourth quarter          4-3/8          3-7/8


                           Washington Scientific Industries common stock is traded on the NASDAQ SmallCap Market under the symbol "WSCI". The Company's credit agreement restricts payment of dividends. The Company has not paid any cash dividends since fiscal 1992 and does not anticipate paying cash dividends in the foreseeable future.

                  (b) The number of stockholders of record of the Company's common stock as of November 11, 1996 was 730.

Item 6.  Selected Financial Data:

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for number
of shares and per share information)
                                                      1996           1995          1994           1993          1992
                                                      ----           ----          ----           ----          ----
Net sales                                         $    20,173    $   30,409     $  30,823     $   29,293    $   44,388

Cost of products sold                                  18,555        27,534        28,357         28,839        39,329
                                                  -----------    ----------     ---------     ----------    ----------
Gross margin                                            1,618         2,875         2,466            454         5,059

Selling and administrative expense                      2,145         2,560         2,350          3,593         3,195
Provisions for plant closing                                -             -           704              -         1,713
Pension curtailment (gain)                                  -          (254)            -              -             -
Real estate sale (gain)                                     -          (890)            -              -             -
Interest and other income                                (658)         (109)          (50)           (16)         (203)
Interest expense                                          492           645           765            991         1,147
                                                  -----------    ----------     ---------     ----------    ----------
 (Loss) earnings from continuing
   operations before taxes                               (361)          923        (1,303)        (4,114)         (793)
   Income (benefit) taxes                                   6           (22)          (14)           (93)          (77)
                                                  -----------    -----------    ---------     ----------    ----------
(Loss) earnings from continuing
   operations                                            (367)          945        (1,289)        (4,021)         (716)

   Discontinued operations                                  -             -            -          (1,534)         (548)
                                                  -----------    ----------     ---------     ----------    ----------
Net (loss) earnings                               $      (367)   $      945     $  (1,289)    $   (5,555)   $   (1,264)
                                                  ============   ==========     =========     ==========    ==========

(Loss) earnings per common
   and common equivalent share:
     Continuing operations                        $     (.15)    $       .39    $    (.54)    $    (1.69)   $     (.30)
     Discontinued operations                                -              -             -          (.64)         (.23)
                                                  -----------    -----------    ----------    ----------    ----------

Net (loss) earnings per common
   and common equivalent share:                   $     (.15)    $       .39    $    (.54)    $    (2.33)   $     (.53)
                                                  ===========    ===========    =========     ==========    ==========

Average number of common
   and common equivalent
   shares outstanding                               2,410,837     2,446,262     2,382,401      2,382,401     2,380,401
Additional information:
   Current ratio                                       1.87:1        1.83:1        1.07:1          .88:1         .93:1
   Working capital                                $     2,196    $    2,740     $     452     $     (922)   $     (617)
Plant and equipment expenditures                          809           356           118            513           684
Long-term debt                                          4,124         4,852         4,848          5,491         6,500
Total assets                                           11,573        13,265        16,434         18,696        26,533
Stockholders' equity                                    4,453         4,711         3,704          4,955        10,523
   Stockholders' equity per share                 $      1.85    $     1.98     $    1.55     $    2.08     $     4.42

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


                  LIQUIDITY AND CAPITAL RESOURCES:

                  The Company's working capital of $2,196,000 on August 25, 1996 was down $544,000 from the same period in the prior year. The ratio of current assets to current liabilities increased to
                  1.87 to 1.0 from 1.83 to 1.0 at year-end 1995.

                  Although the Company experienced an operating loss for the year, cash provided by operations was $1,720,000 in fiscal 1996. Non-cash charges for depreciation and amortization and lower accounts receivable were primarily responsible for cash provided by operating activities. Cash provided by operations was $2,262,000 and $1,195,000 in 1995 and 1994, respectively.

                  Additions to property, plant and equipment from cash were $809,000 in fiscal 1996 compared to $356,000 in 1995 and
                  $118,000 in 1994. A new information system and roof replacement were the major causes of the 1996 capital expenditures.

                  Proceeds from the sale of equipment amounted to $644,000 and primarily resulted from disposition of excess equipment related to completed and discontinued manufacturing programs. Comparable numbers were $1,814,000 in 1995, which included the sale of the Company's Owatonna, Minnesota real estate, and $412,000 in 1994.

                  Proceeds of $217,000 were received on a note receivable in 1996. This was the final payment from Moll PlastiCrafters L.P. for the purchase of substantially all of the assets of Advanced Custom Molders, Inc.

                  Total Company debt was $613,000 lower at August 25, 1996 than the previous year-end. Term debt owed the bank on August 25, 1996 declined $1,054,000 to $2,736,000 while capital lease debt increased $441,000 to $2,342,000.

                  At August 25, 1996 the Company did not have any credit line debt. All debt owed the bank is secured by substantially all of the assets of the Company.

                  It is managements' belief that internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1997.

                  RESULTS OF OPERATIONS:

                  Net sales of $20,173,000 decreased $10,236,000 or 33.7% from the previous year. Sales to IBM, which historically has been one of the Company's main customers, continued to decline because most of the IBM programs serviced by the Company have expired. Sales to IBM declined from $15,965,000 and $6,104,000 in 1994 and 1995, respectively to $1,449,000 in 1996. Sales to other customers were $14,858,000 in 1994, $24,305,000 in 1995 and $18,724,000 in 1996. The lack of continued growth in business to other customers in 1996 resulted from declining requirements in several mature programs, customer outsourcing decisions and lack of new business. Based on information received from customers and recent trends, the Company believes that 1997 sales will show moderate growth from 1996.

                  In fiscal 1996, the Company reported a net loss of $367,000 or $.15 per share compared to net earnings of $945,000 or .39 per share in 1995 and a net loss of $1,289,000 or $.54 per share in 1994. The net loss in 1996 included a one-time gain of $455,000 or $.18 per share from the disposition of excess equipment related to completed and discontinued manufacturing programs while the net income reported in 1995 included gains of $1,144,000 or $.47 per share related to the sale of a manufacturing facility. The net loss in 1994 included a provision for restructuring and plant closing of $704,000 or $.30 per share.

                  Gross margin on parts sold in fiscal 1996 was 8.0 percent of sales compared to 9.5 percent of sales and 8.0 percent of sales in 1995 and 1994, respectively. The decline in gross margin percentage in 1996 can be primarily attributed to reduced manufacturing activity resulting from the decisions of two major customers to close their assembly plants during part of the Company's fourth quarter. The gross margin was 1.7 percent of sales in the fourth quarter.

                  Selling and administrative expense of $2,145,000 in fiscal 1996 decreased $415,000 and $205,000 from fiscal years 1995 and 1994, respectively. The reduction can be primarily attributed to a lower level of purchased services and employee reductions.

                  Interest and other income was $549,000 higher in fiscal 1996 than 1995, and $608,000 higher than 1994 primarily because of the gain on the disposition of excess equipment related to completed and discontinued manufacturing programs.

                  Interest and other expense of $492,000 in fiscal 1996 was $153,000 lower than 1995 and $273,000 lower than 1994 because of lower debt levels and lower interest rates.

                  CAUTIONARY STATEMENT:

                  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders and elsewhere in the Annual Report, in this report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Item 8.  Financial Statements and Supplementary Data:

                  See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 16, attached hereto, which consolidated financial statements are incorporated herein by reference.

                  Quarterly earnings summary (unaudited):
                                                              Per Common
                                                              and Common
                                                              Equivalent
                                                                Shares

                                                     Net          Net
                         Net         Gross        Earnings     Earnings
                        Sales       Margin         (Loss)       (Loss)

   FISCAL 1996:
   First quarter    $ 5,342,474   $  657,230    $  54,261      $  .02
   Second quarter     5,175,844      264,738       51,206 (a)     .02
   Third quarter      5,492,811      624,653       59,564         .02
   Fourth quarter     4,162,379       71,622     (531,720)       (.22)
                    -----------   ----------     ---------     -------
                    $20,173,508   $1,618,242    $(366,690)     $ (.15)
                    ===========   ==========    ==========     =======


   FISCAL 1995:
   First quarter     $ 7,820,899   $  355,316    $ (70,219) (b) $ (.03)
   Second quarter      7,295,764      453,763      645,210  (c)    .27
   Third quarter       8,154,066      912,246      154,317         .07
   Fourth quarter      7,138,742    1,153,530      215,765         .09
                     -----------   ----------     ---------     -------
                     $30,409,471   $2,874,855    $ 945,073      $  .39
                     ===========   ==========    ==========     =======


 (a)  Includes gain from sale of equipment in the amount of $455,000.
 (b)  Includes pension curtailment gain in the amount of $254,419.
 (c)  Includes gain from sale of real estate in the amount of $890,475.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

                  On January 11, 1996, the Company terminated Deloitte & Touche LLP as its independent auditors and appointed Ernst & Young LLP as the Company's independent auditors. The reports of Deloitte & Touche LLP on the consolidated financial statements of the Company for the fiscal years ended August 27, 1995 and August 28, 1994 were unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles. The decision to change firms was recommended by the Audit Committee of the Board of Directors. In connection with the audits of the consolidated financial statements of the Company for the fiscal years ended August 27, 1995 and August 28, 1994, and during the period commencing August 27, 1995 through January 11, 1996, there were no disagreements or reportable events.

                                    PART III

                  Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, except that portion of Item 10 relating to Executive Officers of the Registrant (which is included in Part I, Item 4A), as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 25, 1996, and such information required by such items is incorporated herein by reference from the proxy statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

                  (a)   Documents filed as part of this report:

                        1. Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 16) hereinafter contained for all Consolidated Financial Statements.

                        2.   Financial Statement Schedules:
                             Schedule II - Valuation and Qualifying Accounts
                             - page 32
                             Schedules not listed above have been omitted, because they are either not applicable or not material, or the required information is included in the financial statements or related notes.

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






        Exhibit                                                             Page
          No.                Description                                     No.

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

         10.8 Employment (Change of Control) Agreement between Michael J. Pudil and Registrant dated October 18, 1995

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

         10.11   Waiver and Second Amendment to Amended and
                 Restated Credit and Security Agreement
                 dated October 31, 1996.                                     33

         16      Letter regarding change in certifying
                 accountant incorporated by reference
                 to Exhibit 1 of the Company's Form 8-K
                 dated January 15, 1996.

         23.1    Independent Auditors' Consent of Ernst & Young LLP.         42

         23.2    Independent Auditors' Consent of Deloitte & Touche LLP.     43

         27      Financial Data Schedule.                                    44

(b)   Reports on Form 8-K.

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASHINGTON SCIENTIFIC INDUSTRIES, INC.


                                   BY:    /s/ Michael J. Pudil
                                          --------------------------------------
                                          Michael J. Pudil, President and
                                          Chief Executive Officer

                                   BY:    /s/ W. J. Lucke
                                          --------------------------------------
                                          W. J. Lucke
                                          Vice President and Treasurer
DATE:  November 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                           Title                       Date

/s/ Michael J. Pudil                  President,               November 20, 1996
------------------------              Chief Executive
Michael J. Pudil                      Officer, Director

/s/ Paul Baszucki                     Director                 November 20, 1996
------------------------
Paul Baszucki

/s/ Melvin L. Katten                  Director                 November 20, 1996
------------------------
Melvin L. Katten

/s/ T. E. Larsen                      Director                 November 20, 1996
------------------------
T. E. Larsen

/s/ Gerald E. Magnuson                Director                 November 20, 1996
------------------------
Gerald E. Magnuson

/s/ George J. Martin                  Director                 November 20, 1996
------------------------
George J. Martin

/s/ Eugene J. Mora                    Director                 November 20, 1996
------------------------
Eugene J. Mora

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report, Ernst & Young LLP                              17
Independent Auditors' Report, Deloitte & Touche LLP                          18
Consolidated Balance Sheets - August 25, 1996 and August 27, 1995            19
Consolidated Statements of Operations - Years Ended August 25, 1996,
   August 27, 1995, and August 28, 1994                                      20
Consolidated Statements of Stockholders' Equity - Years Ended
   August 25, 1996, August 27, 1995, and August 28, 1994                     21
Consolidated Statements of Cash Flows - Years Ended August 25, 1996,
   August 27, 1995, and August 28, 1994                                      22
Notes to Consolidated Financial Statements                                   23

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                              32


REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Washington Scientific Industries, Inc.
Long Lake, Minnesota

We have audited the accompanying consolidated balance sheet of Washington Scientific Industries, Inc. and subsidiaries as of August 25, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Washington Scientific Industries, Inc. and subsidiaries for the years ended August 27, 1995 and August 28, 1994 were audited by other auditors whose report dated October 13, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Scientific Industries, Inc. and subsidiaries as of August 25, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the baisc financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP
Minneapolis, Minnesota
October 4, 1996


REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Washington Scientific Industries, Inc.
Long Lake, Minnesota


We have audited the accompanying consolidated balance sheets of Washington Scientific Industries, Inc. and subsidiaries (the Company) as of August 27, 1995 and August 28, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 27, 1995 and August 28, 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche, LLP
October 13, 1995
Minneapolis, Minnesota

WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 25, 1996 AND AUGUST 27, 1995
------------------------------------------------------------------------------------------

                                                                    1996              1995
                                                                    ----              ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $ 1,642,739    $ 1,260,053
   Accounts receivable, less allowance for doubtful
     accounts of $50,000 at August 25, 1996 and
     $55,000 at August 27, 1995, respectively                     1,868,942      3,735,457
   Inventories - work-in-process                                  1,098,613        624,237
   Prepaid and other current assets                                 123,186        411,430
                                                                -----------    -----------
           Total current assets                                   4,733,480      6,031,177
PROPERTY, PLANT, AND EQUIPMENT, at cost (Note 4):
   Land                                                              66,906         66,906
   Buildings and improvements                                     5,019,373      4,855,952
   Machinery and equipment                                       21,770,126     23,216,598
                                                                -----------    -----------
                                                                 26,856,405     28,139,456
   Less accumulated depreciation                                 20,017,166     20,906,132
                                                                -----------    -----------
           Total property, plant, and equipment                   6,839,239      7,233,324

OTHER LONG TERM ASSETS:                                                 525            525
                                                                -----------    -----------
                                                                $11,573,244    $13,265,026
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                       $   785,602    $ 1,280,368
   Notes payable (Note 3)                                              --             --
   Salaries, wages, and employee withholdings                       474,107        728,946
   Accrued real estate taxes                                        190,911        191,718
   Miscellaneous accrued expenses                                   133,303        250,983
   Current portion of long-term debt (Note 3)                       953,570        838,750
                                                                -----------    -----------
           Total current liabilities                              2,537,493      3,290,765

LONG-TERM DEBT, less current portion (Note 3)                     4,124,188      4,852,216

LONG-TERM PENSION LIABILITY (Note 7)                                458,502        411,213

COMMITMENTS (Note 4)                                                   --             --

STOCKHOLDERS' EQUITY  (Note 5):
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,420,850 and
     2,384,651 shares, respectively                                 242,085        238,465
   Capital in excess of par value                                 1,511,598      1,406,299
   Retained earnings                                              2,699,378      3,066,068
                                                                -----------    -----------
           Total stockholders' equity                             4,453,061      4,710,832
                                                                -----------    -----------
                                                                $11,573,244    $13,265,026
                                                                ===========    ===========

See notes to consolidated financial statements.

WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 25, 1996, AUGUST 27, 1995, AND AUGUST 28, 1994
-------------------------------------------------------------------------------------------------------------

                                                                   1996             1995             1994
                                                                   ----             ----             ----
Net sales (Note 8)                                            $ 20,173,508     $ 30,409,471     $ 30,822,980

Cost of products sold                                           18,555,266       27,534,616       28,356,841
                                                              ------------     ------------     ------------
      Gross margin                                               1,618,242        2,874,855        2,466,139

   Selling and administrative expense                            2,144,962        2,560,407        2,349,940
   Provision for restructuring and plant closings (Note 2)            --               --            704,000
   Pension curtailment (gain)                                         --           (254,419)            --
   Real estate sale (gain)                                            --           (889,911)            --
   Interest and other income                                      (658,158)        (109,387)         (49,950)
   Interest expense                                                492,328          645,314          764,950
                                                              ------------     ------------     ------------
                                                                 1,979,132        1,952,004        3,768,940
                                                              ------------     ------------     ------------

Profit (loss) before income taxes                                 (360,890)         922,851       (1,302,801)
   Income tax (benefit) (Note 6)                                     5,800          (22,222)         (14,038)
                                                              ------------     ------------     ------------

Net earnings (loss)                                           $   (366,690)    $    945,073     $ (1,288,763)
                                                              ============     ============     ============

Net earnings (loss) per common and
   common equivalent share:                                   $       (.15)    $        .39     $       (.54)
                                                              ============     ============     ============

Weighted average number of common and
   common equivalent shares outstanding                          2,410,837        2,446,262        2,382,401
                                                              ============     ============     ============

See notes to consolidated financial statements.


WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------

                                                                                           ADDITIONAL
                                                                CAPITAL                      MINIMUM          TOTAL
                                          COMMON STOCK         IN EXCESS      RETAINED       PENSION      STOCKHOLDERS'
                                       SHARES      AMOUNT    OF PAR VALUE     EARNINGS      LIABILITY        EQUITY
BALANCE AT AUGUST 29, 1993            2,382,401  $  238,240  $  1,401,165  $   3,409,758    $ (94,317)    $   4,954,846

   Net loss                                   -           -             -     (1,288,763)           -        (1,288,763)
   Change in additional minimum
      pension liability in excess of
      prior service cost (Note 7)             -           -             -              -       37,981            37,981
                                    -----------  ----------  ------------  -------------    ---------     --------------

BALANCE AT AUGUST 28, 1994            2,382,401     238,240     1,401,165      2,120,995      (56,336)        3,704,064

   Net earnings                               -           -             -        945,073            -           945,073
   Exercise of stock option               2,250         225         5,134              -            -             5,359
   Change in additional minimum
      pension liability in excess of
      prior service cost (Note 7)             -           -             -              -       56,336            56,336
                                    -----------  ----------  ------------  -------------    ---------     -------------

BALANCE AT AUGUST 27, 1995            2,384,651     238,465     1,406,299      3,066,068            0         4,710,832

   Net loss                                   -           -             -       (366,690)           -          (366,690)
   Exercise of stock options             36,199       3,620       105,299              -            -           108,919
                                    -----------  ----------  ------------  -------------    ---------     -------------

BALANCE AT AUGUST 25, 1996            2,420,850  $  242,085  $  1,511,598  $   2,699,378    $       0     $   4,453,061
                                    ===========  ==========  ============  =============    =========     =============

See notes to consolidated financial statements.


WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 25, 1996, AUGUST 27, 1995, AND AUGUST 28, 1994
---------------------------------------------------------------------------------------------------------------------
                                                                               1996           1995           1994
                                                                               ----           ----           ----
Cash flows from operating activities:
   Net income (loss)                                                     $  (366,690)    $   945,073     $(1,288,763)
   Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
      Depreciation and amortization                                        2,038,939       2,448,013       2,826,546
      (Gain) on sale of property, plant, and equipment
         and other assets                                                   (594,300)       (763,451)        (27,612)
      Deferred income taxes                                                     --           (29,022)
      Provision for restructuring and plant closings                            --              --           704,000
      Pension curtailment (gain)                                                --          (254,419)           --
      Increase in pension liability                                           47,289            --              --
      Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                             1,866,516         733,940        (324,952)
           Inventories                                                      (474,375)      1,551,031        (460,393)
           Other assets                                                         --           217,402         153,923
           Prepaid expenses                                                   70,840        (273,678)       (164,276)
         (Decrease) increase in accounts payable and accrued expenses       (868,092)     (2,313,235)       (223,529)
                                                                         -----------     -----------     -----------
              Net cash provided by (used in) operating activities          1,720,127       2,261,654       1,194,944

Cash flows from investing activities:
   Additions to property, plant, and equipment                              (809,224)       (356,136)       (117,621)
   Proceeds from sale of equipment and other assets                          644,000       1,813,746         412,464
   Proceeds on note receivable                                               217,402         300,000         200,000
                                                                         -----------     -----------     -----------
      Net cash provided by investing activities                               52,178       1,757,610         494,843

Cash flows from financing activities:
   Payments of long-term debt                                             (1,498,539)     (6,064,219)       (262,847)
   Net payments on line of credit                                               --          (848,482)     (1,372,477)
   Placement of long-term debt                                                  --         3,940,117            --
   Issuance of common stock                                                  108,920           5,359            --
                                                                         -----------     -----------     -----------
              Net cash used in financing activities                       (1,389,619)     (2,967,225)     (1,635,324)
                                                                         -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                         382,686       1,052,039          54,463
Cash and cash equivalents at beginning of year                             1,260,053         208,014         153,551
                                                                         -----------     -----------     -----------
Cash and cash equivalents at end of year:                                $ 1,642,739     $ 1,260,053     $   208,014
                                                                         ===========     ===========     ===========

Supplemental cash flow information:
   Cash paid during the year for:
      Interest                                                           $   509,561     $   723,685     $   786,324
      Income taxes                                                             5,800           3,500           5,800
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                         885,330       1,729,600         181,016
      Reversal of additional minimum pension liability:
         Intangible asset                                                       --          (279,287)           --
         Retained earnings offset                                               --           (56,336)        (37,981)
         Related deferred taxes                                                 --           (29,022)           --

See notes to consolidated financial statements.


WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 25, 1996, AUGUST 27, 1995, AND AUGUST 28, 1994
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       FISCAL YEAR - Washington Scientific Industries, Inc. and subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 1996, 1995 and 1994 each consisted of 52 weeks.

       BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Washington Scientific Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

       CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, bank account balances and money market investments including debt obligations issued by the U. S. Government or its agencies and corporate obligations.

       INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of approximately $17,000 and $334,000 at August 25, 1996 and August 27, 1995, respectively. The greater allowance at August 27, 1995 was related to the Company's estimate of certain specific excess inventory quantities.

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

       REVENUE RECOGNITION - Revenues from sales of product are recorded upon shipment. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses relating to customers have been minimal and within management's' expectations.

       USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES - Net earnings (loss) per common and common equivalent shares has been computed by dividing earnings (loss) by the weighted average number of common and common equivalent shares outstanding during each period. The computed number of common equivalent shares was 61,611 for the year ended August 27, 1995. Outstanding stock options were not considered in the fiscal 1996 and 1994 calculations as they had an antidilutive effect.

       In March 1995, SFAS 121 "Accounting for the Impairment of Long-Lived Assets" was issued, which is effective for fiscal years beginning after December 15, 1995. The Company has not determined the impact of the new statement on its financial statements.

       In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued, which is effective for fiscal years beginning after December 15, 1995. The new standard encourages companies to adopt a fair value based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25 "Accounting for Stock Issued to Employees." The Company will adopt the disclosure requirements of the standard in fiscal 1997 and plans to continue accounting for stock compensation using APB 25 making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

2.     PROVISION FOR RESTRUCTURING AND PLANT CLOSINGS

       OWATONNA - On June 27, 1994, the Company announced the closing of its plant located in Owatonna, Minnesota and the consolidation of operations in the Long Lake, Minnesota plant. The closing and consolidation was completed in the first half of fiscal 1995. A provision of $704,000 was recorded during fiscal 1994 and consisted principally of:

       Equipment moves                                   $    348,000
       Severance and relocation costs                         356,000
                                                         ------------
                                                         $    704,000
                                                         ============

       The balance of $29,000 at August 25, 1995 was utilized during fiscal 1996 for employee relocation.

3.     DEBT

       Long-term debt consisted of the following:

                                                                  August 25,        August 27,
                                                                     1996              1995
       1995 secured notes, interest at the bank's
       base rate (8.25% at August 25, 1996, 8.75%
       at August 27, 1995) plus 1.75 percentage points,
       payable in monthly installments of $37,500 plus
       interest with final payment due March 31, 1998.       $     2,736,117    $     3,790,117
       Capitalized lease obligations (Note 4)                      2,341,641          1,900,849
                                                             ---------------    ---------------
                                                                   5,077,758          5,690,966
       Less current portion                                          953,570            838,750
                                                             ---------------    ---------------
       Long-term debt                                        $     4,124,188    $     4,852,216
                                                             ===============    ===============

       During fiscal 1995, the Company refinanced its term debt and renegotiated its line of credit with the same bank with which the Company previously had its line of credit. The agreement requires principal payments of $37,500 per month with the loan balance due at March 31, 1998. Interest on the term debt is calculated at the bank's base rate (8.25 % at August 25, 1996) plus 1.75 percentage points, with payments made monthly.

       Interest on the line of credit is at the bank's base rate (8.25% at August 25, 1996) plus 1.5 percentage points, and expires March 31, 1998. The agreement maintains secured borrowing of up to $3,000,000; however, the Company is charged an annual unused credit line fee of 0.75%. At August 25, 1996, and August 27, 1995 there was no balance outstanding under this agreement.

       During the years ended August 27, 1995 and August 28, 1994 the weighted average interest rates for short term borrowings were 11.1%, and 9.6%, respectively.

       Restrictive provisions of the agreement requires, among other provisions, that the Company (1) maintain a net worth of not less than $3,000,000,
       (2) maintain a ratio of liabilities to net worth not greater than 4.0 to 1.0, (3) limit capital expenditures to $3,000,000 in each fiscal year with no more than $1,000,000 coming from its line of credit and (4) maintain a defined cash flow coverage ratio of no less than 1.1 to 1.0. Cash dividends are fully restricted. At August 25, 1996, the Company was in compliance with, or had obtained waivers with respect to, the various covenants of the credit agreement.

       Maturities of long-term debt, excluding the capital lease obligations, for the years subsequent to August 25, 1996 are as follows:

        Fiscal years ending August:
          1997                                            $     450,000
          1998                                                2,286,117
                                                          -------------
                                                          $   2,736,117
                                                          =============

       The notes, line of credit and capital leases are collateralized by the receivables, inventory, and property, plant, and equipment of the Company.

4.     COMMITMENTS

       LEASES - Included in the consolidated balance sheet at August 25, 1996 are cost and accumulated depreciation on equipment subject to capitalized leases of $3,175,430 and $778,274, respectively. At August 27, 1995, the amounts were $2,290,100 and $333,580, respectively.

       The present value of the net minimum payments on capital leases as of August 25, 1996 are as follows:


                                                                   Capital
                                                                   Leases

        Fiscal years ending August:
          1997                                                $    691,580
          1998                                                     690,909
          1999                                                     656,764
          2000                                                     410,325
          2001                                                     170,106
          2002                                                     170,106
          2003                                                      49,402
                                                              ------------
       Total minimum lease payments                              2,839,192
       Less amount representing interest                           497,551
                                                              ------------
       Present value of net minimum lease payments               2,341,641
       Current portion                                             503,570
                                                              ------------
       Capital lease obligation, less current portion         $  1,838,071
                                                              ============

       Rent expense of approximately $22,295, $245,215, and $ 412,993 has been charged to operations for the years ended August 25, 1996, August 27, 1995, and August 28, 1994, respectively.

5.     STOCKHOLDERS' EQUITY

       STOCK OPTIONS - Under the 1981 employee incentive stock option plan, a total of 225,000 shares of common stock were reserved for granting of options to officers and key employees at a price not less than the fair market value on the day of the grant. At August 25, 1996, no shares remained reserved and available for grant under the plan. The outstanding options have a five-year term from date of grant.

       In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. At August 25, 1996, 3,276 shares remained reserved and available for grant under the plan.

       In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. At August 25, 1996, 224,000 shares remained reserved and available for grant under the plan.

       Option transactions during the three years ended August 25, 1996 are summarized as follows:

                                               1981 Employee
                                                 Incentive            1987 Stock                 1994 Stock
                                                Option Plan           Option Plan               Option Plan
                                                        Average                 Average              Average
                                            Shares       Price     Shares        Price   Shares       Price
                                           --------    -------    --------    --------   ------    ---------
Outstanding at August 29, 1993              46,925     $  4.81     93,250     $   6.43     --            --
   Granted                                    --           --     127,000         2.11     --            --
   Lapsed                                  (16,025)       4.89    (58,000)        7.33     --            --
                                           --------               --------

Outstanding at August 28, 1994              30,900        3.10    162,250         2.72     --            --
   Granted                                    --           --        --            --    10,000    $    3.83
   Lapsed                                     (850)       3.25    (20,000)        6.52     --            --
   Exercised                                  --           --      (2,250)        2.38     --            --
                                           --------               --------               ------

Outstanding at August 27, 1995              30,050        3.10    140,000         2.19   10,000         3.83
   Granted                                    --           --      25,000         3.88   16,000         3.88
   Lapsed                                      (75)       3.25     (1,000)        3.25     --            --
   Exercised                               (27,975)       3.14     (9,000)        2.69     --            --
                                           --------               --------               ------

Outstanding at August 25, 1996               2,000     $  2.50    155,000     $   2.42   26,000    $    3.86
                                           ========    =======    ========    ========   ======    =========

Options exercisable at August 25, 1996       2,000                136,835                10,501
                                           ========               ========               ======

6.     INCOME TAXES

       The Company has adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to financial accounting and reporting for income taxes. Income tax expense (benefit) consisted of:

                                        Years Ended
                             ----------------------------------
                            August 25,    August 27,   August 28,
                               1996         1995          1994
                             --------     --------     --------
       Currently payable:
          Federal                --           --           --
          State              $  6,800     $  5,800     $  5,800
                             --------     --------     --------
                                5,800        6,800        5,800
       Deferred:
          Federal                --        (29,022)     (19,838)
          State                  --           --           --
                             --------     --------     --------
                                 --        (29,022)     (19,838)
                             --------     --------     --------
       Total                 $  5,800     $(22,222)    $(14,038)
                             ========     ========     ========

       A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                         Years Ended
                                                    ------------------------
                                                August 25, August 27, August 28,
                                                    1996      1995      1994
                                                    ----      ----      ----

       Ordinary federal income tax statutory rate  (35.0)%    35.0%    (35.0)%
       Limitation on (utilization of) tax assets    34.0     (34.0)     32.5

       State income taxes, net of federal income
          tax benefit                                1.6       0.7       0.4
       Impact of graduated income tax                1.0      (1.0)      1.0
       Other                                          --      (3.1)       --
                                                    ----      ----      ----

       Taxes provided (benefit)                      1.6%     (2.4)%    (1.1)%
                                                    ====      ====      ====

       Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                   Year Ended August 25, 1996
                                          -------------------------------------------
                                             Assets       Liabilities         Total
                                          -----------     -----------     -----------
Costs for disposal of business segment    $     2,734                     $     2,734
Accrual for vacation earned                    82,924                          82,924
Inventory valuation accruals                    5,684                           5,684
Noncompete agreement                           26,742                          26,742
Incurred but not reported accrual              27,880                          27,880
Accounts receivable accrual                    17,000                          17,000
Other                                          68,512     $   (31,420)         37,092
                                          -----------     -----------     -----------
         Current                              231,476         (31,420)        200,056
Valuation allowance                                                          (200,056)
         Net current                                                      $         0
                                                                          ===========

Tax depreciation less than book           $  (254,683)    $  (254,683)
Pension accrual                           $   119,485                         119,485
Net operating loss carryforward             1,958,337                       1,958,337
Tax credit carryforward                       505,750                         505,750
Contribution carryforward                       5,730                           5,730
                                          -----------     -----------     -----------
         Noncurrent                         2,589,302        (254,683)      2,334,619
Valuation Allowance                                                        (2,334,619)
                                                                          -----------
         Net noncurrent                                                   $         0
                                                                          ===========

                                                        Year Ended August 27, 1995
                                                -------------------------------------------
                                                  Assets        Liabilities        Total
                                                -----------     -----------     -----------
Accrual for plant closing costs                 $     9,860                     $     9,860
Costs for disposal of business segment                9,068                           9,068
Accrual for vacation earned                         100,161                         100,161
Inventory valuation accruals                        113,577                         113,577
Noncompete agreement                                 49,664                          49,664
Incurred but not reported accrual                    45,101                          45,101
Accounts receivable accrual                          18,700                          18,700
Other                                                41,304     $   (65,020)        (23,716)
                                                -----------     -----------     -----------
         Current                                    387,435         (65,020)        322,415
Valuation allowance                                                                (322,415)
                                                                                -----------
         Net current                                                            $         0
                                                                                ===========

Tax depreciation less than book depreciation                    $  (357,693)    $  (357,693)
Pension accrual                                 $   103,407                         103,407
Noncompete agreement                                 26,742                          26,742
Net operating loss carryforward                   1,840,331                       1,840,331
Tax credit carryforward                             505,744                         505,744
Contribution carryforward                            12,572                          12,572
                                                -----------     -----------     -----------
         Noncurrent                               2,488,796        (357,693)      2,131,103
Valuation allowance                                                              (2,131,103)
                                                                                -----------
         Net noncurrent                                                         $         0
                                                                                ===========

       As of August 25, 1996, the Company had federal, Minnesota, and California state income tax net operating loss carryforwards of approximately $5,435,000, $1,082,000, and $686,000, respectively, of which most will expire in 2008. Also as of August 25, 1996, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

7.     EMPLOYEE BENEFITS

       Washington Scientific Industries, Inc. combined its two non-contributory pension plans into one plan effective February 1, 1995, for employees who are at least 21 years of age and have completed at least one year of service. Benefits for the union employees are based on years of service and a pre-established rate in the year of retirement. Benefits for non-union employees are based on years of service and a percentage of annual compensation in the five years preceding retirement. Plan assets consist primarily of shares of a balanced fund offered by a major regional bank.

       During fiscal 1995, as part of the Owatonna plant restructuring, the Owatonna employees were either terminated or transferred to the Long Lake facility during 1995. As a result, a curtailment of the non-union employee plan occurred during fiscal 1995, as defined in SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND TERMINATION BENEFITS. The amount of the curtailment gain was $254,419 and was reflected in the financial statements for the year ended August 27, 1995.

          Net periodic pension cost consisted of the following:

                                                               Years Ended
                                                  -------------------------------------
                                                  August 25,    August 27,    August 28,
                                                     1996          1995          1994
                                                  ---------     ---------     ---------
Service cost - benefits earned during the year    $ 152,055     $ 131,866     $ 242,660
Interest cost on projected benefit obligation       461,780       413,134       423,879
Actual return on plan assets                       (685,255)     (784,597)     (252,710)
Net amortization and deferral                       118,709       225,208      (241,683)
                                                  ---------     ---------     ---------
Net periodic pension cost                         $  47,289     $ (14,389)    $ 172,146
                                                  =========     =========     =========

       The funded status of the plans and the amount recognized on the balance sheet are as follows:

                                                          Years Ended
                                                   -----------      -----------
                                               August 25, 1996   August 27, 1995
                                                   -----------      -----------
Actuarial present value of benefit obligations:
   Vested benefits                                 $ 5,646,084      $ 5,562,099
   Nonvested benefits                                  156,723          148,326
                                                   -----------      -----------
   Accumulated benefit obligations                   5,802,807        5,710,425
   Effect of projected future compensation
      increases                                        276,625          301,027
                                                   -----------      -----------
Projected benefit obligations                        6,079,432        6,011,452
Plan assets at fair value                            6,731,214        6,296,909
                                                   -----------      -----------
Plan assets (in excess of) less than projected
   benefit obligations                                (651,782)        (285,457)
Unrecognized net gain (loss)                         1,315,227          665,414
Unrecognized prior-service cost                       (541,202)        (348,688)
Unrecognized net transition assets                     336,259          379,944
Additional minimum liability                              --               --
                                                   -----------      -----------
Pension liability                                  $   458,502      $   411,213
                                                   ===========      ===========

Weighted average discount rate                           7.75%            7.5%
Rate of increase in future compensation
   levels, non-union employees                           4.5%             4.5%
Expected long-term rate of return on
   plan assets                                           9.0%             9.0%


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

       The Company has a management incentive compensation plan for certain key employees designated annually by a committee of the Board of Directors. The amount of incentive compensation for eligible participants is contingent on attaining minimum pre-tax earnings. All employees are eligible to participate in the Company's retirement savings 401(k) plan. The Company matches contributions up to 25% of the first 6% of employee contributions to the plan. Further discretionary contributions are authorized fully by the Board of Directors. Contributions charged to operations for fiscal 1996, 1995, and 1994 were approximately $66,648, $29,933, and $51,336, respectively.

8.     INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

          The Company had sales to five customers which exceeded 10 percent of total sales during any one of fiscal years 1996, 1995 or 1994 as listed below:

                                     Fiscal Year Sales

        Customer               1996                 1995                  1994
        --------               ----                 ----                  ----
           #1            $  12,246,000         $  7,546,000        $   3,178,000
           #2            $   2,077,000         $  2,553,000        $   2,959,000
           #3            $   1,449,000         $  6,104,000        $  15,965,000
           #4            $   1,392,000         $  3,330,000        $   2,508,000
           #5            $   1,379,000         $  4,340,000        $     706,000

 9.    DISCONTINUED OPERATIONS

       Effective June 30, 1993, the Company sold the majority of the assets and liabilities of its plastic injection molding segment (Advanced Custom Molders) for $4,217,400 consisting of $3,500,000 in cash and a promissory note for $717,400 and reported such activity as a discontinued operation. Assets of approximately $231,000 representing the note receivable and other assets and liabilities of approximately $27,000 relating primarily to transaction costs and rental obligations, were remaining from the discontinued segment as of August 27, 1995.


WASHINGTON SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                        BALANCE AT     NET ADDITIONS                  BALANCE AT
                         BEGINNING      CHARGED TO        NET           END OF
        DESCRIPTION      OF PERIOD  COST AND EXPENSES  DEDUCTIONS       PERIOD
                          ========       ========       ========       ========
Reserves deducted
   from assets to
   which it applies:

   ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:

   Year ended
      August 28, 1994     $200,000       $              $109,828       $ 90,172
                          ========       ========       ========       ========

   Year ended
      August 27, 1995     $ 90,172       $              $ 35,172       $ 55,000
                          ========       ========       ========       ========

   Year ended
      August 25, 1996     $ 55,000       $              $  5,000       $ 50,000
                          ========       ========       ========       ========

   ALLOWANCE FOR
      EXCESS OR
      OBSOLETE
      INVENTORY:

   Year ended
      August 28, 1994     $463,859       $ 40,054       $351,533       $152,380
                          ========       ========       ========       ========

   Year ended
      August 27, 1995     $152,380       $334,051       $152,380       $334,051
                          ========       ========       ========       ========

   Year ended
      August 25, 1996     $334,051       $ 16,716       $334,051       $ 16,716
                          ========       ========       ========       ========

(1) Receivables determined to be uncollectible are charged against reserves, net of collections on accounts previously written off.