Form 10-Q
period 1996-11-24
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1997-01-06
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to_______________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,424,980 Common Shares were outstanding as of December 20, 1996.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                      Page No.
                                                                                      --------

PART I.    FINANCIAL INFORMATION:
         Item 1.  Financial Statements

                  Consolidated Balance Sheets November 24, 1996 (Unaudited)
                  and August 25, 1996                                                     3

                  Consolidated Statements of Operations
                  Thirteen weeks ended November 24, 1996 and November 26, 1995
                  (unaudited)                                                             4

                  Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 24, 1996 and November 26, 1995
                  (unaudited)                                                             5

                  Notes to Consolidated Financial Statements (unaudited)                  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                 7,8

PART II.  OTHER INFORMATION:

         Item 5.  Other Information                                                       9

         Item 6.  Exhibits and Reports on Form 8-K                                        9

         Signatures                                                                       9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

          Assets                            November 24,     August 25,
          ------                                1996            1996
                                            -----------     -----------
Current Assets:
     Cash and cash equivalents              $ 1,856,165     $ 1,642,739
     Accounts receivable                      2,821,854       1,868,942
     Inventories - work-in-process              987,764       1,098,613
     Prepaid and other current assets           131,133         123,186
                                            -----------     -----------
          Total Current Assets                5,796,916       4,733,480

Property, Plant and Equipment                 6,487,711       6,839,239

Other Long Term Assets                              525             525
                                            -----------     -----------
                                            $12,285,152     $11,573,244
                                            ===========     ===========



Liabilities and Stockholders' Equity

Current Liabilities:
     Notes payable                          $         0     $         0
     Trade accounts payable                   1,173,833         785,602
     Salaries, wages, and withholdings          416,624         474,107
     Miscellaneous accrued expenses             336,276         324,214
     Current portion of long-term debt          966,361         953,570
                                            -----------     -----------
          Total Current Liabilities           2,893,094       2,537,493

Long-term Debt, less current portion          3,859,064       4,124,188

Long-term Pension Liability                     460,645         458,502

Stockholders' Equity:

     Common stock issued, 2,421,850 and
          2,420,850 shares respectively         242,185         242,085
     Capital in excess of par value           1,513,998       1,511,598
     Retained earnings                        3,316,166       2,699,378
                                            -----------     -----------
          Total Stockholders' Equity          5,072,349       4,453,061
                                            -----------     -----------
                                            $12,285,152     $11,573,244
                                            ===========     ===========

          See notes to consolidated financial statements.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     13 weeks ended
                                              ----------------------------
                                              November 24,     November 26,
                                                  1996            1995
                                              -----------      -----------
Net sales                                     $ 5,590,588      $ 5,342,474

Cost of products sold                           4,813,720        4,685,244
                                              -----------      -----------

     Gross margin                                 776,868          657,230

Selling and administrative expense                518,187          517,920

Interest and other income                        (456,480)         (70,716)

Interest and other expense                         92,573          149,965
                                              -----------      -----------
Earnings from operations
     before income taxes                          622,588           60,061

Income taxes                                        5,800            5,800
                                              -----------      -----------


Earnings from operations                      $   616,788      $    54,261
                                              ===========      ===========


Net earnings  per share                       $      0.25      $      0.02
                                              ===========      ===========


Weighted average number of common and
     common equivalent shares outstanding       2,458,738        2,466,513
                                              ===========      ===========

See notes to consolidated financial statements.


                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                13 weeks ended
                                                                         ----------------------------
                                                                         November 24,     November 26,
                                                                            1996              1995
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                       $   616,788      $    54,261
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Gain on sale of property, plant & equipment                (432,445)          (9,500)
                 Depreciation and amortization                               426,961          458,662
                 Increase in pension liability                                 2,143                0
            Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable                 (952,912)         801,935
                 Decrease in inventories                                     110,847           11,346
                 (Increase) decrease in prepaid expenses                      (7,945)         (39,479)
                 Increase (decrease) in accounts payable and
                     accrued expenses                                        355,600         (459,308)
                                                                         -----------      -----------
            Net cash provided by operating activities                        119,037          817,917

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of equipment                                        448,000            9,500
      Purchases of property, plant & equipment                               (90,988)         (45,196)
                                                                         -----------      -----------
            Net cash provided by (used in) investing activities              357,012          (35,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt                                            (265,123)        (225,092)
      Issuance of common stock                                                 2,500           27,056
                                                                         -----------      -----------
            Net cash provided by (used in) financing activities             (262,623)        (198,036)
                                                                         -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    213,426          584,185

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             1,642,739        1,260,053
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                     $ 1,856,165      $ 1,844,238
                                                                         ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for:
            Interest                                                     $    94,187      $   151,923
            Income taxes                                                 $     2,050      $     1,000
      Noncash investing and financing activities:
            Aquisition of machinery through capital lease                          0      $   442,300

See notes to consolidated financial statements.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of November 24, 1996, the consolidated statements of earnings for the thirteen weeks ended November 24, 1996 and November 26, 1995 and the consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.


2        DEBT AND LINE OF CREDIT:

                  On March 31, 1995, the Company amended its line of credit agreement and refinanced its term debt. The Agreement, which combines the line of credit and term debt, will expire on March 31, 1998 and is with the same bank with which the Company previously had its line of credit.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,591,000 for the quarter ending November 24, 1996 increased $248,000 or 4.6% from the first quarter of the prior year. Primary changes in sales included a decrease in the computer market of $814,000, a decrease in the industrial compressor market of $638,000 and an increase in the agricultural market of $1,720,000.

                  Gross margin improved to 13.9% of sales in the first quarter of fiscal 1997 compared to 12.3% in the prior year's first quarter. The improved gross margin resulted primarily from cost reductions and improved manufacturing efficiencies.

                  Selling and administrative expense of $518,000 was comparable to the first quarter of the prior year.

                  Interest and other income was $386,000 higher than the comparable quarter of the prior year. The increase included $410,000 net gain from the disposition of excess equipment related to completed or discontinued manufacturing programs.

                  Interest and other expense of $93,000 decreased $57,000 from the prior year's first quarter because of lower term debt balances.

                  In the first quarter of fiscal 1997, the Company recorded $5,800 of mandatory state income taxes and was able to recognize the benefit of a portion of its net operating loss carryforwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

                  On November 24, 1996, working capital was $2,904,000 compared to $2,196,000 at August 25, 1996, an increase of $708,000, due primarily to an increase in accounts receivable. The ratio of current assets to current liabilities at November 24, 1996 and August 25, 1996 was 2.0 to 1.0 and 1.87 to 1.0, respectively.

                  On November 24, 1996, the Company did not have an outstanding bank notes payable balance. As of that date the Company had cash and cash equivalents of $1,856,000.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1997.

         Cautionary Statement:

                  The statements included herein which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. There are certain important factors which could cause actual results to differ materially from those anticipated by some of the statements made herein, including the Company's ability to obtain additional manufacturing programs and retain current programs and other factors detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 25, 1996.

PART II.  OTHER INFORMATION:

         Item 5.  Other Information:

                  On December 2, 1996, the State of Texas issued a Certificate of Dissolution for WSI South, Inc., a wholly owned subsidiary of the Company which was formerly engaged in plastic injection molding and discontinued in June, 1993.

         Item 6.  Exhibits and Reports on Form 8-K:

                  a.  Exhibit 27. Financial Data Schedule

                  b. There were no reports on Form 8-K filed for the thirteen weeks ended November 24, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                         ---------------------------------------


Date:  January 3, 1997                   /s/ Michael J. Pudil
       ---------------                   ---------------------------------------
                                         Michael J. Pudil, President & CEO



Date:  January 3, 1997                   /s/ W. J. Lucke
       ---------------                   ---------------------------------------
                                         W. J. Lucke, Vice President & Treasurer