Form 10-Q
period 1997-02-23
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1997-04-04
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 February 23, 1997
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from               to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,424,980 Common Shares were outstanding as of March 31, 1997.



                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                      Page No.
                                                                                      --------

PART I.    FINANCIAL INFORMATION:
         Item 1.  Financial Statements

                  Consolidated Balance Sheets February 23, 1997 (Unaudited)
                  and August 25, 1996                                                     3

                  Consolidated Statements of Operations
                  Thirteen and Twenty -Six weeks ended February 23, 1997 and
                  Thirteen and Twenty-Six weeks ended February 25, 1996
                  (Unaudited)                                                             4

                  Consolidated Statements of Cash Flows
                  Twenty-Six weeks ended February 23, 1997 and Twenty-Six
                  weeks ended February 25, 1996 (Unaudited)                               5

                  Notes to Consolidated Financial Statements (Unaudited)                  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                7, 8

PART II.  OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security Holders                     9

         Item 5.  Exhibits and Reports on Form 8-K                                        9

         Signatures                                                                       9



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             February 23,    August 25,
          Assets                                1997            1996
          ------                             -----------     -----------

Current Assets:
     Cash and cash equivalents               $ 2,382,951     $ 1,642,739
     Accounts receivable                       2,818,772       1,868,942
     Inventories - work-in-process               855,437       1,098,613
     Prepaid and other current assets             71,768         123,186
                                             -----------     -----------
          Total Current Assets                 6,128,928       4,733,480

Property, Plant and Equipment                  6,180,030       6,839,239

Other Long Term Assets                               525             525
                                             -----------     -----------
                                             $12,309,483     $11,573,244
                                             ===========     ===========



Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
     Notes payable                           $         0     $         0
     Trade accounts payable                    1,559,441         785,602
     Salaries, wages, and withholdings           446,937         474,107
     Miscellaneous accrued expenses              395,195         324,214
     Current portion of long-term debt           977,674         953,570
                                             -----------     -----------
          Total Current Liabilities            3,379,247       2,537,493

Long-term Debt, less current portion           3,168,551       4,124,188

Long-term Pension Liability                      462,788         458,502

Stockholders' Equity:

     Common stock issued, 2,424,980 and
          2,420,850 shares, respectively         242,498         242,085
     Capital in excess of par value            1,521,185       1,511,598
     Retained earnings                         3,535,214       2,699,378
                                             -----------     -----------
          Total Stockholders' Equity           5,298,897       4,453,061
                                             -----------     -----------
                                             $12,309,483     $11,573,244
                                             ===========     ===========

          See notes to consolidated financial statements.



                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      13 weeks ended                       26 weeks ended
                                              ------------------------------      ------------------------------
                                               February 23,     February 25,      February 23,      February 25,
                                                   1997             1996              1997              1996
                                              ------------      ------------      ------------      ------------
Net Sales                                     $  5,770,920      $  5,175,844      $ 11,361,508      $ 10,518,318

Cost of products sold                            4,882,217         4,911,106         9,695,937         9,596,350
                                              ------------      ------------      ------------      ------------

     Gross margin                                  888,703           264,738         1,665,571           921,968

Selling and administrative expense                 655,817           571,706         1,174,004         1,089,625

Interest and other income                          (66,431)         (488,099)         (522,911)         (558,815)

Interest and other expense                          80,269           129,925           172,842           279,892
                                              ------------      ------------      ------------      ------------

Earnings from operations
     before income taxes                           219,048            51,206           841,636           111,266

Income taxes                                          --                --               5,800             5,800
                                              ------------      ------------      ------------      ------------


Earnings from operations                      $    219,048      $     51,206      $    835,836      $    105,466
                                              ============      ============      ============      ============


Net earnings  per share                       $       0.09      $       0.02      $       0.34      $       0.04
                                              ============      ============      ============      ============

Weighted average number of common and
     common equivalent shares outstanding        2,472,617         2,478,083         2,465,678         2,472,298
                                              ============      ============      ============      ============

See notes to consolidated financial statements.




                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         26 weeks ended
                                                                  ----------------------------
                                                                  February 23,     February 25,
                                                                      1997             1996
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                $   835,836      $   105,466
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Gain on sale of property, plant & equipment         (432,445)        (564,965)
                 Depreciation and amortization                        747,713        1,024,008
                 Increase in pension liability                          4,286             --
            Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable          (949,830)         923,848
                 (Increase) decrease in inventories                   243,174          (68,849)
                 (Increase) decrease in prepaid expenses               51,420          125,262
                 Increase (decrease) in accounts payable and
                     accrued expenses                                 841,753         (159,209)
                                                                  -----------      -----------
            Net cash provided by operating activities               1,341,907        1,385,561

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property, plant and equipment             448,000          614,000
      Purchases of property, plant & equipment                       (104,059)        (365,588)
                                                                  -----------      -----------
            Net cash provided by investing activities                 343,941          248,412

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt                                     (955,636)      (1,042,934)
      Issuance of common stock                                         10,000           95,919
                                                                  -----------      -----------
            Net cash (used in) financing activities                  (945,636)        (947,015)
                                                                  -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             740,212          686,958

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      1,642,739        1,260,053
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD              $ 2,382,951      $ 1,947,011
                                                                  ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest                                              $   177,456      $   143,815
            Income taxes                                          $     3,300      $     3,200
      Noncash investing and financing activities:
            Acquisition of property, plant and equipment
                 through capital lease                            $         0      $   442,300

See notes to consolidated financial statements.




                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of February 23, 1997, the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended February 23, 1997 and February 25, 1996 and the consolidated statements of cash flows for the twenty- six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The balance sheet at August 25, 1996, is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1996 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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


Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       and
                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,771,000 for the quarter ending February 23, 1997 increased $595,000 or 11.5% from the second quarter of the prior year. Primary changes in sales included a decrease in the computer market of $661,000, a decrease in the industrial compressor market of $114,000, an increase in the agricultural market of $1,150,00 and an increase in the marine market of $225,000.

                  Net sales for the twenty six weeks ended February 23, 1997 increased $843,000 or 8.0% from the first half of fiscal 1996. Sales reductions occurred in the computer market of $1,475,000 and in the industrial component market of $752,000. The agricultural market increased by $2,870,000.

                  Gross margin improved to 15.4% of sales in the second quarter of fiscal 1997 compared to 5.1% in the prior year's second quarter. The first half of fiscal 1997 gross margin improved to 14.7% compared to the prior year's first half gross margin of 8.8%. The improved gross margins resulted primarily from cost reductions and improved manufacturing efficiencies.

                  Selling and administrative expense of $656,000 was $84,000 higher than the second quarter of the prior year and the first half's $1,174,000 was $84,000 higher due to costs related to performance based compensation, depreciation and maintenance of new computer equipment and increased costs of attendance at trade shows.

                  Interest and other income was $422,000 lower than the comparable quarter of the prior year. The second quarter of fiscal 1996 included $455,000 net gain from the disposition of excess equipment related to completed or discontinued manufacturing programs. The first half of fiscal 1997 was $36,000 less due to lower net gain from the disposition of excess equipment than in the comparable period of the prior year.

                  Interest and other expense decreased $50,000 in the second quarter and $107,000 in the first half than in the comparable periods of the prior year due to lower term debt balances.

                  In the first quarter of fiscal 1997, the Company recorded $5,800 of mandatory state income taxes and was able to recognize the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

                  On February 23, 1997, working capital was $2,750,000 compared to $2,196,000 at August 25, 1996 an increase of $554,000, due primarily to improvement in operations. The ratio of current assets to current liabilities at February 23, 1997 and August 25, 1996 was 1.81 to 1.0 and 1.87 to 1.0, respectively.

                  On February 23, 1997, the Company did not have an outstanding bank note payable balance. As of that date the Company had cash and cash equivalents of $2,383,000.

                  Proceeds from the disposition of excess equipment related to completed and discontinued manufacturing programs amounted to $410,000 in the fiscal quarter ended November 24, 1996. Those proceeds and scheduled monthly payments reduced the long-term debt by $955,000 in the first half of fiscal 1997.

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


PART II.  OTHER INFORMATION;

         Item 4.  Submission of Matters to a Vote of Security Holders.
                  A. The Annual Meeting of Company Stockholders was held on January 9, 1997.

                  B.  Directors elected at that meeting were:
                     Paul Baszucki          For 2,258,196       Against   770
                     Melvin L. Katten       For 2,258,196       Against   770
                     T. E. Larsen           For 2,225,571       Against 3,395
                     Gerald E. Magnuson     For 2,258,721       Against   245
                     George J. Martin       For 2,258,866       Against   100
                     Eugene J. Mora         For 2,258,341       Against   625
                     Michael J. Pudil       For 2,256,780       Against 2,186

         Item 5.  Exhibits and Reports on Form 8-K:
                  A. Exhibit 10. Amendment dated January 9, 1997, to Employment Agreement between the Company and Michael J. Pudil.

                      Exhibit 27. Financial Data Schedule

                  B. There were no reports on Form 8-K filed for the thirteen weeks ended February 23, 1997


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:      April 4, 1997               /s/ Michael J. Pudil
                                       ----------------------------------------
                                       Michael J. Pudil, President & CEO



Date:      April 4, 1997               /s/ James J. Valento
                                       ----------------------------------------
                                       James J. Valento, Vice President & CFO



                                    AMENDMENT

The Employment Agreement (the "Agreement") dated October 22, 1993 between WASHINGTON SCIENTIFIC INDUSTRIES, INC. ("WSI") and Michael J. Pudil ("Pudil") shall be amended as of January 9, 1997 only as set forth below. All other provisions of the Agreement shall remain unchanged.

1. In paragraph 2, the term of Pudil's employment following expiration of the initial three-year term shall be two years and such employment shall be automatically renewed for successive two year terms unless either party provides written notice to the other party of nonrenewal at least six months in advance of the expiration of any two-year term.

2. In paragraph 4, Pudil's base annual salary shall be $162,500 and the references to bonuses of $30,000, $30,000 and $40,000 shall be deleted.

3. In paragraph 8, in the event of the termination of Pudil's employment for Good Reason, and in paragraph 9, in the event of the termination of Pudil's employment without Good Cause, payments of Pudil's base salary and the employer share of benefit premiums shall continue for eighteen months instead of for the term of the Agreement or his reemployment or self-employment, provided however that in the event of the termination of Pudil's employment following a Change in Control of WSI, as defined in the Employment Agreement (the "Change in Control Agreement") dated October 18, 1995 between WSI and Pudil, Pudil shall be entitled to receive the compensation and benefits set forth in the Change in Control Agreement under the circumstances described in the Change in Control Agreement and his rights to compensation and benefits under the Agreement shall cease. Pudil's right to WSI group employee benefits under the Agreement shall at all times be contingent upon the continuation of said benefits for active WSI employees and his eligibility to participate in said benefit plans under the terms of the plans and applicable law.

4. The first sentence of paragraph 14 shall be deleted and replaced by the following two sentences: "This Employment Agreement, as amended by the Amendment dated January 9, 1997, contains the entire understanding of the parties, except for the Change in Control Agreement dated October 18, 1995 which shall remain in effect according to its terms and which, in the event of conflict with this Agreement, shall control. There shall be no duplication of benefits on Pudil's behalf in this Agreement and the Change in Control Agreement in the event of the termination of Pudil's employment following a Change in Control."

IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first set forth above.

                                       /s/ Michael J. Pudil
                                       ----------------------------------------
                                       MICHAEL J. PUDIL




                                       WASHINGTON SCIENTIFIC INDUSTRIES, INC.


                                       By /s/ Gerald E. Magnuson
                                          -------------------------------------

                                          Its Secretary
                                              ---------------------------------