Form 10-Q
period 1997-05-25
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1997-07-07
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            May 25, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from ____________to______________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,428,980 Common Shares were outstanding as of June 18, 1997.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.


PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets May 25, 1997 (Unaudited)
                  and August 25, 1996                                                            3

                  Consolidated Statements of Operations
                  Thirteen and Thirty-nine weeks ended May 25, 1997 and
                  Thirteen and Thirty-nine weeks ended May 26, 1996 (Unaudited)                  4

                  Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended May 25, 1997 and Thirty-nine
                  weeks ended May 26, 1996 (Unaudited)                                           5

                  Notes to Consolidated Financial Statements (Unaudited)                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         7, 8

PART II.  OTHER INFORMATION:

         Item 5.  Exhibits and Reports on Form 8-K                                               9

         Signatures                                                                              9


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       May 25         August 25,
          Assets                                        1997            1996
                                                    -----------      -----------

Current Assets:
     Cash and cash equivalents                      $ 2,544,018      $ 1,642,739
     Accounts receivable                              3,060,290        1,868,942
     Inventories - work-in-process                    1,049,076        1,098,613
     Prepaid and other current assets                    65,943          123,186
                                                    -----------      -----------
          Total Current Assets                        6,719,327        4,733,480

Property, Plant and Equipment                         6,092,880        6,839,239

Other Long Term Assets                                      525              525
                                                    -----------      -----------
                                                    $12,812,732      $11,573,244
                                                    ===========      ===========



Liabilities and Stockholders' Equity

Current Liabilities:
     Notes payable                                  $         0      $         0
     Trade accounts payable                           1,639,601          785,602
     Salaries, wages, and withholdings                  430,120          474,107
     Miscellaneous accrued expenses                     710,243          324,214
     Current portion of long-term debt                  995,510          953,570
                                                    -----------      -----------
          Total Current Liabilities                   3,775,474        2,537,493

Long-term Debt, less current portion                  2,913,405        4,124,188

Long-term Pension Liability                             464,930          458,502

Stockholders' Equity:

     Common stock issued, 2,424,980 and
          2,420,850 shares, respectively                242,498          242,085
     Capital in excess of par value                   1,521,185        1,511,598
     Retained earnings                                3,895,240        2,699,378
                                                    -----------      -----------
          Total Stockholders' Equity                  5,658,923        4,453,061
                                                    -----------      -----------
                                                    $12,812,732      $11,573,244
                                                    ===========      ===========

See notes to consolidated financial statements.

                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  13 weeks ended                  39 weeks ended
                                           ----------------------------    ----------------------------
                                              May 25,         May 26,         May 25,         May 26,
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
Net Sales                                  $  6,673,338    $  5,492,811    $ 18,034,846    $ 16,011,130

Cost of products sold                         5,636,488       4,868,158      15,332,425      14,464,508
                                           ------------    ------------    ------------    ------------

    Gross margin                              1,036,850         624,653       2,702,421       1,546,622

Selling and administrative expenses             636,620         524,191       1,810,624       1,613,817

Interest and other income                       (26,312)        (70,142)       (549,223)       (628,957)

Interest and other expense                       66,516         111,040         239,358         390,932
                                           ------------    ------------    ------------    ------------

Earnings from operations
    before income taxes                         360,026          59,564       1,201,662         170,830

Income taxes                                       --              --             5,800           5,800
                                           ------------    ------------    ------------    ------------


Earnings from operations                   $    360,026    $     59,564    $  1,195,862    $    165,030
                                           ============    ============    ============    ============


Net earnings  per share                    $       0.15    $       0.02    $       0.48    $       0.07
                                           ============    ============    ============    ============

Weighted average number of common and
    common equivalent shares outstanding      2,474,853       2,487,025       2,468,736       2,477,207
                                           ============    ============    ============    ============


See notes to consolidated financial statements.


                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             39 weeks ended
                                                                       --------------------------
                                                                          May 25,       May 26,
                                                                           1997          1996
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                     $ 1,195,862    $   165,030
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Gain on sale of property, plant & equipment              (432,445)      (592,224)
                 Depreciation and amortization                           1,068,466      1,505,270
                 Increase in pension liability                               6,428         33,191
            Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable             (1,191,348)     1,074,988
                 (Increase) decrease in inventories                         49,537       (152,473)
                 (Increase) decrease in prepaid expenses                    57,241          5,160
                 Increase (decrease) in accounts payable and
                     accrued expenses                                    1,237,981       (473,364)
                                                                       -----------    -----------
            Net cash provided by operating activities                    1,991,722      1,565,578

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property, plant and equipment                  448,000        644,000
      Purchases of property, plant & equipment                            (337,662)      (754,234)
                                                                       -----------    -----------
            Net cash provided by (used in) investing activities            110,338       (110,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt                                        (1,210,781)    (1,279,097)
      Issuance of common stock                                              10,000        108,920
                                                                       -----------    -----------
            Net cash (used in) financing activities                     (1,200,781)    (1,170,177)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  901,279        285,167

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,642,739      1,260,053
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                   $ 2,544,018    $ 1,545,220
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest                                                   $   243,573    $   406,378
            Income taxes                                               $     4,550    $     5,800
      Noncash investing and financing activities:
            Acquisition of property, plant and equipment
                 through capital lease                                 $         0    $   885,330

See notes to consolidated financial statements.


                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of May 25, 1997, the consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended May 25, 1997 and May 26, 1996 and the consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.       DEBT AND LINE OF CREDIT:

                  On April 30, 1997, the Company amended its agreement with the bank for its line of credit and term debt. The amendment extends the agreement to March 31, 2000 with reduced interest rates on the line of credit and the term debt and other terms and conditions essentially the same.


       Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       and
                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $6,673,000 for the quarter ending May 25, 1997 increased $1,181,000 or 21.5% from the third quarter of the prior year. Primary changes in sales included a decrease in the industrial compressor market of $256,000, a decrease in the computer market of $138,000, an increase in the agricultural market of $1,093,000, an increase in the auto components market of $274,000 and an increase in the marine market of $175,000.

                  Net sales for the thirty-nine weeks ended May 25, 1997 increased $2,024,000 or 12.6% from the first thirty-nine weeks of fiscal 1996. Sales reductions occurred in the computer market of $1,614,000 and in the industrial component market of $1,107,000. The agricultural market increased by $3,963,000 and the auto components market increased by $762,000.

                  Gross margin improved to 15.5% of sales in the third quarter of fiscal 1997 compared to 11.4% in the prior year's third quarter. The first thirty-nine weeks of fiscal 1997 gross margin improved to 15.0% compared to the prior year's first thirty-nine weeks gross margin of 9.7%. The improved gross margin resulted primarily from cost reductions and improved manufacturing efficiencies.

                  Selling and administrative expense of $637,000 was $112,000 higher than the third quarter of the prior year and the first thirty-nine weeks' $1,811,000 was $197,000 higher due to costs related to performance based compensation, depreciation and maintenance of new computer equipment and increased costs of attendance at trade shows.

                  Interest and other income was $44,000 lower than the comparable quarter of the prior year due to lower miscellaneous income. The first thirty-nine weeks of fiscal 1997 was $80,000 less primarily due to the lower net gain of $410,000 from the disposition of excess equipment in fiscal 1997 than the net gain of $455,000 in the comparable period of the prior year.

                  Interest and other expense decreased $45,000 in the third quarter and $152,000 in the first thirty-nine weeks from the comparable period of the prior year due to lower term debt balances.

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

Liquidity and Capital Resources:

                  On May 25, 1997, working capital was $2,944,000 compared to $2,196,000 at August 25, 1996 an increase of $748,000, due primarily to improvement in operations. The ratio of current assets to current liabilities at May 25, 1997 and August 25, 1996 was 1.78 to 1.0 and
         1.87 to 1.0, respectively.

                  On May 25, 1997, the Company did not have an outstanding bank note payable balance. As of that date the Company had cash and cash equivalents of $2,544,000.

                  Proceeds from the disposition of excess equipment related to completed and discontinued manufacturing programs amounted to $410,000 in the fiscal quarter ended November 24, 1996. Those proceeds and scheduled monthly payments reduced the long-term debt by $1,169,000 in the thirty-nine weeks ended May 25, 1997.

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


PART II.  OTHER INFORMATION;

         Item 5. Exhibits and Reports on Form 8-K:
                  A. Exhibit 10. Third Amendment to Amended and Restated Credit
                     and Security Agreement between the Company and FBS Business Finance Corporation dated April 30, 1997.

                     Exhibit 27.  Financial Data Schedule

                  B. There were no reports on Form 8-K filed for the thirteen weeks ended May 25, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:      July 2, 1997                   /S/ Michael J. Pudil
                                          --------------------------------------
                                          Michael J. Pudil, President & CEO



Date:      July 2, 1997                   /S/ James J. Valento
                                          --------------------------------------
                                          James J. Valento, Vice President & CFO