Form 10-K405
period 1997-08-31
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1997-11-25
CIK 104897

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes______X______ No____________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 10, 1997 (based upon the closing sale price of those shares on the NASDAQ SmallCap Market System) was approximately $14,270,000.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 10, 1997 is 2,428,980.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 8, 1998 are incorporated by reference into Part III.

                      -------------------------------------

This form 10-K Report consists of 35 pages (including exhibits); the index to the exhibits is set forth on page 12.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 31, 1997

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

                           The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer. The major markets served by the Company have changed in the past several years because of declining requirements in several mature computer programs and the Company's effort to diversify its customer and market base. Company sales to the computer industry amounted to 34%, 14% and 5% of total sales in fiscal 1995, 1996 and 1997, respectively. Sales to the agricultural industry were 25%, 61% and 73% of total Company sales in fiscal years 1995, 1996 and 1997, respectively. The Company expects that in fiscal 1998 a major portion of its sales will be to the agricultural industry and it will continue diversification efforts to broaden its customer and industry base.

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

                           (vii) Sales in excess of 10 percent of fiscal 1997 consolidated revenues were made to John Deere in the amount of $17,604,000 or 73% of Company revenues.

                           (viii) Approximate dollar backlog at August 31, 1997 and August 25, 1996 was $6,395,000 and
                                    $5,694,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 31, 1997 is scheduled for delivery later than during the current fiscal year.

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

                           (xiii) At August 31, 1997, the Registrant had 114 employees.

                  (d) Financial information about foreign and domestic operations and export sales:

                           The Company has no operations in any foreign country. The Company's export sales in fiscal 1997, 1996, and 1995 were not significant. See Note 8 to the Consolidated Financial Statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

                  None.

Item 4A.  Executive Officers of Registrant:

                  The following table sets forth certain other information regarding Registrant's executive officers:

                           Name                   Age             Position

                  George J. Martin                60        Chairman of the Board
                  Michael J. Pudil                49        President, Chief Executive Officer, and Director
                  James J. Valento                55        Vice President, Treasurer, and Assistant Secretary
                  Gerald E. Magnuson              67        Secretary and Director

                  Mr. Martin was engaged as Chairman of the Board and interim Chief Executive Officer following the resignation of the former Chief Executive Officer on July 28, 1993 until Michael
                  J. Pudil was hired as the Company's President and Chief Executive Officer effective November 4, 1993. Mr. Martin is a director of the Company and previously served as the Company's Chief Executive Officer from December 1983 to January 1985. Mr. Martin was the President, Chief Executive Officer and Chairman of PowCon, Incorporated, a manufacturer of electronic welding systems, from 1987 to October 1995. Mr. Martin now serves as an independent consultant.

                  Mr. Pudil was elected President, Chief Executive Officer, and a Director of the Company on November 4, 1993. During the prior nine years, Mr. Pudil served as General Manager and Vice President and General Manager of the Production Division for Remmele Engineering, Inc. Remmele Engineering is a contract manufacturer primarily involved in machining metal.

                  Mr. Valento has been a Vice President of the Company since 1997. He joined the Company in 1994 as Controller. Prior to that he was employed by NCR Corporation in management positions in Finance, Investor Relations and Corporate Taxes.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters:

                  (a) The common stock of the Company is traded on the over-the-counter and NASDAQ SmallCap Market under the symbol WSCI.
                  (c)

                           Common stock information:

                                                           Stock Price
                                                           -----------
                                                       High           Low

                           FISCAL 1997:

                              First quarter            $3-1/4       $2-3/4
                              Second quarter                4       2-5/64
                              Third quarter           3-15/16        3-1/4
                              Fourth quarter                6      3-17/32

                           FISCAL 1996:

                              First quarter            $4-3/4       $3-7/8
                              Second quarter            4-1/4        3-7/8
                              Third quarter             4-3/8        3-7/8
                              Fourth quarter            4-3/8            3



                           Washington Scientific's common stock is traded on the NASDAQ SmallCap Market under the symbol "WSCI". The Company's credit agreement restricts payment of dividends. The Company has not paid any cash dividends since fiscal 1992 and does not anticipate payment of cash dividends in the foreseeable future.

                  (b) As of November 10, 1997 there were 682 stockholders of record of the Company's Common Stock.

Item 6.  Selected Financial Data:

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for number
of shares and per share information)

                                                              1997           1996          1995            1994           1993
                                                          -----------    -----------    -----------    -----------    -----------
Net sales                                                 $    24,153    $    20,173    $    30,409    $    30,823    $    29,293

Cost of products sold                                          20,495         18,555         27,534         28,357         28,839
                                                          -----------    -----------    -----------    -----------    -----------
   Gross margin                                                 3,658          1,618          2,875          2,466            454
Selling and administrative expense                              2,329          2,145          2,560          2,350          3,593
Provisions for plant closing                                     --             --             --              704           --
Pension curtailment (gain)                                       --             --             (254)          --             --
Real estate sale (gain)                                          --             --             (890)          --             --
Interest and other income                                        (583)          (658)          (109)           (50)           (16)
Interest expense                                                  287            492            645            765            991
                                                          -----------    -----------    -----------    -----------    -----------
Earnings (loss) from continuing
   operations before taxes                                      1,626           (361)           923         (1,303)        (4,114)
   Income (benefit) taxes                                          42              6            (22)           (14)           (93)
                                                          -----------    -----------    -----------    -----------    -----------
   Earnings (loss) from continuing
   operations                                                   1,584           (367)           945         (1,289)        (4,021)

   Discontinued operations                                       --             --             --             --           (1,534)
                                                          -----------    -----------    -----------    -----------    -----------
Net earnings (loss)                                       $     1,584    $      (367)   $       945    $    (1,289)   $    (5,555)
                                                          ===========    ===========    ===========    ===========    ===========

Earnings (loss) per common and common equivalent share:

     Continuing operations                                $       .64    $      (.15)   $       .39    $      (.54)   $     (1.69)
     Discontinued operations                                     --             --             --             --             (.64)
                                                          -----------    -----------    -----------    -----------    -----------

Net earnings (loss) per common
   and common equivalent share:                           $       .64    $      (.15)   $       .39    $      (.54)   $     (2.33)
                                                          ===========    ===========    ===========    ===========    ===========

Average number of common
   and common equivalent
   shares outstanding                                       2,481,873      2,410,837      2,446,262      2,382,401      2,382,401

Cash dividends paid per share                             $       .00    $       .00    $       .00    $       .00    $       .00
                                                          ===========    ===========    ===========    ===========    ===========

Additional information:

   Current ratio                                               1.90:1         1.87:1         1.83:1         1.07:1          .88:1
   Working capital                                        $     3,241    $     2,196    $     2,740    $       452    $      (922)
   Total plant and equipment additions                            507          1,694          2,086            299            844
   Long-term debt                                               2,671          4,124          4,852          4,848          5,491
Total assets                                                   12,791         11,573         13,265         16,434         18,696
Stockholders' equity                                            6,055          4,453          4,711          3,704          4,955
   Stockholders' equity per share                         $      2.49    $      1.85    $      1.98    $      1.55    $      2.08


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital of $3,241,000 on August 31, 1997 reflected an increase of $1,045,000 from the prior year. The increase resulted primarily from cash provided by operations and the sale of assets, offset by payments on long-term debt. The fiscal 1997 ratio of current assets to current liabilities increased to 1.90 to 1.0 from
         1.87 to 1.0 for fiscal 1996.

         Cash provided by operating activities in fiscal 1997 increased to $2,610,000. Net earnings, non-cash charges for depreciation and increased accrued expenses primarily accounted for cash provided by operating activities. Cash provided by operations was $1,720,000 in fiscal 1996 and $2,262,000 in fiscal 1995.

         Additions to property, plant and equipment from cash were $507,000 in fiscal 1997 compared to $809,000 in 1996 and $356,000 in 1995. New machinery, improvements to the computer system and the final phase of the roof replacement were the major 1997 capital expenditures. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has evaluated the risks associated with the "Year 2000" problem and has determined that the cost of addressing the Year 2000 issue will be an immaterial event for the Company and will not affect the Company's financial position or result of operation.

         Proceeds from the sale of equipment amounted to $537,000 in fiscal 1997 and $644,000 in fiscal 1996 and primarily resulted from disposition of excess equipment related to completed and discontinued manufacturing programs.

         Proceeds of $217,000 were received on a note receivable in 1996. This was the final payment from Moll PlastiCrafters L.P. for the purchase of substantially all of the assets of Advanced Custom Molders, Inc.

         The Company's total debt was $1,406,000 lower at August 31, 1997 than the previous year-end. Term debt owed the bank on August 31, 1997 declined $892,000 to $1,844,000 while capital lease debt declined $514,000 to $1,828,000.

         At August 31, 1997 and August 25, 1996 the Company did not have any line of credit debt. All debt owed the bank is secured by substantially all of the assets of the Company.

         It is managements' belief that internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1998.

         RESULTS OF OPERATIONS:

         Net sales of $24,153,000 increased $3,980,000 or 19.7% from fiscal 1996 sales of $20,174,000. The primary increase in sales was in the agribusiness market.

         In fiscal 1997, the Company reported net earnings of $1,584,000 or $.64 per share compared to a net loss of $(367,000) or $(.15) per share in 1996 and net earnings of $945,000 or $.39 per share in 1995.

         The net earnings in 1997 included a gain of $410,000 or $.17 per share from the disposition of excess equipment related to completed or discontinued manufacturing programs, the net loss in 1996 included a similar gain of $455,000 or $.18 per share. The net income reported in 1995 included gains of $1,144,000 or $.47 per share related to the sale of a manufacturing facility.

         The gross margin on parts sold in fiscal 1997 was 15.1% of sales compared to 8.0% of sales and 9.5% of sales in 1996 and 1995, respectively. The increase in gross margin in 1997 can be primarily attributed to cost reductions related to lower headcount, reduced depreciation expense, and increased manufacturing efficiencies.

         Selling and administrative expense of $2,329,000 in fiscal 1997 increased $184,000 and decreased $232,000 from fiscal years 1996 and 1995, respectively. The increase was related to performance based compensation, depreciation and maintenance of new computer equipment and increased costs of attendance at trade shows. The decrease can be primarily attributed to a lower level of purchased services and employee reductions.

         Interest and other income of $583,000 was $75,000 lower in fiscal 1997 than 1996, and $474,000 higher than 1995 primarily because of the gain on the disposition of excess equipment related to completed and discontinued manufacturing programs.

         Interest and other expense of $287,000 in fiscal 1997 was $206,000 lower than 1996 and $359,000 lower than 1995 because of lower debt levels and lower interest rates.

         CAUTIONARY STATEMENT:

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company;
         (iii) a significant downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 8.  Financial Statements and Supplementary Data:

                  See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 16, attached hereto, which consolidated financial statements are incorporated herein by reference.

                  Quarterly earnings summary (unaudited):

                                                              Per Common
                                                              and Common
                                                              Equivalent
                                                                Shares
                                                                ------
                                                    Net          Net
                        Net            Gross      Earnings     Earnings
                       Sales          Margin       (Loss)       (Loss)
FISCAL 1997:
  First quarter    $ 5,590,588     $   776,868  $  616,788 (a)   $ .25
  Second quarter     5,770,920         888,703     219,048         .09
  Third quarter      6,673,338       1,036,850     360,026         .15
  Fourth quarter     6,118,243         955,901     308,201         .15
                   -----------     -----------  ----------       -----
                   $24,153,089     $ 3,658,322  $1,584,063       $ .64
                   ===========     ===========  ==========       =====


FISCAL 1996:

  First quarter    $ 5,342,474     $   657,230  $   54,261       $ .02
  Second quarter     5,175,844         264,738      51,206 (b)     .02
  Third quarter      5,492,811         624,653      59,564         .02
  Fourth quarter     4,162,379          71,622    (531,720)       (.22)
                   -----------     -----------  ----------       -----
                   $20,173,508     $ 1,618,242  $ (366,690)      $(.15)
                   ===========     ===========  ==========       =====

                  (a) Includes gain from sale of equipment in the amount of $410,000.
                  (b) Includes gain from sale of equipment in the amount of $455,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

                  On January 11, 1996, the Company appointed Ernst & Young LLP as the Company's independent auditors and terminated Deloitte & Touche LLP. The report of Deloitte & Touche LLP on the consolidated financial statements of the Company for the fiscal year ended August 27, 1995 were unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with the audit of the consolidated financial statements of the Company for the fiscal years ended August 27, 1995 and during the period commencing August 27, 1995 through January 11, 1996, there were no disagreements or reportable events. The decision to change firms was recommended by the Audit Committee of the Board of Directors

                                    PART III

                  Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, except that portion of Item 10 relating to Executive Officers of the Registrant (which is included in Part I, Item 4A), as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 31, 1997, and such information required by such items is incorporated herein by reference from the proxy statement.

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




                             Exhibit                                                              Page
                                No.                      Description                               No.

                                10.5      Employment Agreement between Michael
                                          J. Pudil and Registrant dated November
                                          4, 1993, is corporated by reference
                                          from Exhibit 10.4 of Registrant's Form
                                          10K for the fiscal year ended August
                                          28, 1994.

                                10.6      Amendment dated January 9, 1997 to the
                                          employment agreement between the
                                          Registrant and Michael J. Pudil
                                          incorporated by reference from Exhibit
                                          10 of Registrant's Form 10-Q for the
                                          quarter ended February 23, 1997.

                                10.7 Employment (Change of Control) Agreement between Michael J. Pudil and Registrant dated October 18, 1995

                                10.8      Amended and Restated Credit and
                                          Security Agreement between the Company
                                          and FBS Business Finance Corporation
                                          dated March 31, 1995, incorporated by
                                          reference from Exhibit 10.4 of the
                                          Registrant's Form 10-Q for the quarter
                                          ended February 26, 1995.

                                10.9      First Amendment to Amended and
                                          Restated Credit and Security Agreement
                                          dated April 20, 1995, incorporated by
                                          reference from Exhibit 10.1 of the
                                          Registrant's Form 10-Q for the quarter
                                          ended May 28, 1995.

                                16        Letter regarding change in certifying
                                          accountant incorporated by reference
                                          to Exhibit 1 of the Company's Form 8-K
                                          dated January 15, 1996.

                                23.1      Independent Auditors' Consent of Ernst & Young LLP.                   33

                                23.2      Independent Auditors' Consent of Deloitte & Touche LLP.               34

                                27        Financial Data Schedule.                                              35

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

                                      WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                               BY:    /s/ Michael J. Pudil
                                      Michael J. Pudil, President and
                                      Chief Executive Officer

                               BY:    /s/ James J. Valento
                                      James J. Valento
                                      Vice President and Treasurer

DATE:  November 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  Signature                                      Title                                 Date

/s/ Michael J. Pudil                            President, Chief Executive Officer,          November 20, 1997
--------------------------------------------
Michael J. Pudil                                Director

/s/ Paul Baszucki                               Director                                     November 20, 1997
--------------------------------------------
Paul Baszucki

/s/ Melvin L. Katten                            Director                                     November 20, 1997
--------------------------------------------
Melvin L. Katten

/s/ T. E. Larsen                                Director                                     November 20, 1997
--------------------------------------------
T. E. Larsen

/s/ Gerald E. Magnuson                          Director                                     November 20, 1997
--------------------------------------------
Gerald E. Magnuson

/s/ George J. Martin                            Director                                     November 20, 1997
--------------------------------------------
George J. Martin

/s/ Eugene J. Mora                              Director                                     November 20, 1997
--------------------------------------------
Eugene J. Mora


                                    INDEX TO

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                       Page

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report, Ernst & Young LLP                                         16
Independent Auditors' Report, Deloitte & Touche LLP                                     17
Consolidated Balance Sheets - August 31, 1997 and August 25, 1996                       18
Consolidated Statements of Operations - Years Ended August 31, 1997,
   August 25, 1996 and August 27, 1995                                                  19
Consolidated Statements of Stockholders' Equity - Years Ended
   August 31, 1997, August 25, 1996, August 27, 1995 20 Consolidated Statements
of Cash Flows - Years Ended August 31, 1997,

   August 25, 1996, August 27, 1995                                                     23
Notes to Consolidated Financial Statements                                              24

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                         32


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Washington Scientific Industries, Inc.

We have audited the accompanying consolidated balance sheets of Washington Scientific Industries, Inc. and subsidiaries as of August 31, 1997, and August 25, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item
14 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements of Washington Scientific Industries, Inc. and subsidiaries for the year ended August 27, 1995 were audited by other auditors whose report dated October 13, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Scientific Industries, Inc. and subsidiaries as of August 31, 1997 and August 25, 1996, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  ERNST & YOUNG LLP

October 10, 1997
Minneapolis, Minnesota

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Washington Scientific Industries, Inc.
Long Lake, Minnesota

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Washington Scientific Industries, Inc. and subsidiaries (the Company) for the year ended August 27, 1995. Our audit also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended August 27, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such 1995 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche, LLP
October 13, 1995
Minneapolis, Minnesota



WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1997 AND AUGUST 25, 1996

----------------------------------------------------------------------------------------

                                                                   1997         1996
                                                               -----------   -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $ 2,847,598   $ 1,642,739
   Accounts receivable, less allowance for doubtful
     accounts of $50,000 at August 31, 1997 and
     $50,000 at August 25, 1996, respectively                    2,545,318     1,868,942
   Inventories - work-in-process                                 1,356,438     1,098,613
   Prepaid and other current assets                                 89,155       123,186
                                                               -----------   -----------
           Total current assets                                  6,838,509     4,733,480
PROPERTY, PLANT, AND EQUIPMENT, at cost (Note 4):
   Land                                                             66,906        66,906
   Buildings and improvements                                    5,171,671     5,019,373
   Machinery and equipment                                      16,453,028    21,770,126
                                                               -----------   -----------
                                                                21,691,605    26,856,405

   Less accumulated depreciation                                15,739,582    20,017,166
                                                               -----------   -----------
           Total property, plant, and equipment                  5,952,023     6,839,239

OTHER LONG TERM ASSETS:                                                525           525
                                                               -----------   -----------
                                                               $12,791,057   $11,573,244
                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Trade accounts payable                                      $ 1,153,995   $   785,602
   Notes payable (Note 3)                                             --            --
   Salaries, wages, and employee withholdings                      681,102       474,107
   Accrued real estate taxes                                       190,850       190,911
   Miscellaneous accrued expenses                                  571,081       133,303
   Current portion of long-term debt (Note 3)                    1,000,679       953,570
                                                               -----------   -----------
           Total current liabilities                             3,597,707     2,537,493

LONG-TERM DEBT, less current portion (Note 3)                    2,671,153     4,124,188

LONG-TERM PENSION LIABILITY (Note 7)                               467,073       458,502

COMMITMENTS (Note 4)                                                  --            --

STOCKHOLDERS' EQUITY  (Note 5):
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,428,980 and
     2,420,850 shares respectively                                 242,898       242,085
   Capital in excess of par value                                1,528,785     1,511,598
   Retained earnings                                             4,283,441     2,699,378
                                                               -----------   -----------
           Total stockholders' equity                            6,055,124     4,453,061
                                                               -----------   -----------
                                                               $12,791,057   $11,573,244
                                                               ===========   ===========

See notes to consolidated financial statements.



WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1997, AUGUST 25, 1996, AND AUGUST 27, 1995
--------------------------------------------------------------------------------------



                                              1997            1996             1995
                                          ------------    ------------    ------------

Net sales (Note 8)                        $ 24,153,089    $ 20,173,508    $ 30,409,471

Cost of products sold                       20,494,767      18,555,266      27,534,616
                                          ------------    ------------    ------------
      Gross margin                           3,658,322       1,618,242       2,874,855

   Selling and administrative expense        2,328,808       2,144,962       2,560,407
   Pension curtailment (gain)                     --              --          (254,419)
   Real estate sale (gain)                        --              --          (889,911)
   Interest and other income                  (583,056)       (658,158)       (109,387)
   Interest expense                            286,707         492,328         645,314
                                          ------------    ------------    ------------
                                             2,032,459       1,979,132       1,952,004
                                          ------------    ------------    ------------

Profit (loss) before income taxes            1,625,863        (360,890)        922,851

   Income tax (benefit) (Note 6)                41,800           5,800         (22,222)
                                          ------------    ------------    ------------

Net earnings (loss)                       $  1,584,063    $   (366,690)   $    945,073
                                          ============    ============    ============

 Net earnings (loss) per common and
   common equivalent share:               $        .64    $       (.15)   $        .39
                                          ============    ============    ============

Weighted average number of common and
   common equivalent shares outstanding      2,481,873       2,410,837       2,446,262
                                          ============    ============    ============


See notes to consolidated financial statements.



WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------

                                                                                           ADDITIONAL
                                          COMMON STOCK          CAPITAL                      MINIMUM          TOTAL
                                          ------------         IN EXCESS      RETAINED       PENSION      STOCKHOLDERS'
                                       SHARES      AMOUNT    OF PAR VALUE     EARNINGS      LIABILITY        EQUITY
                                    -----------  ----------  ------------  -------------    ---------     -------------
BALANCE AT AUGUST 28, 1994            2,382,401  $  238,240  $  1,401,165  $   2,120,995    $ (56,336)    $   3,704,064

   Net earnings                               -           -             -        945,073            -           945,073
   Exercise of stock option               2,250         225         5,134              -            -             5,359
   Change in additional minimum
      pension liability in excess of
      prior service cost (Note 7)             -           -             -              -       56,336            56,336
                                    -----------  ----------  ------------  -------------    ---------     -------------

BALANCE AT AUGUST 27, 1995            2,384,651     238,465     1,406,299      3,066,068            0         4,710,832
                                    -----------  ----------  ------------  -------------    ---------     -------------

   Net loss                                   -           -             -       (366,690)           -          (366,690)
   Exercise of stock options             36,199       3,620       105,299              -            -           108,919
                                    -----------  ----------  ------------  -------------    ---------     -------------
BALANCE AT AUGUST 25, 1996            2,420,850     242,085     1,511,598      2,699,378            0         4,453,061
                                    -----------  ----------  ------------  -------------    ---------     -------------

Net Earnings                                  -           -             -      1,584,063            -         1,584,063
Exercise of stock options                 8,130         813        17,187              -            -            18,000
                                    -----------  ----------  ------------  -------------    ---------     -------------
BALANCE AT AUGUST 31, 1997            2,428,980  $  242,898  $  1,528,785  $   4,283,441    $       -     $   6,055,124
                                    ===========  ==========  ============  =============    =========     =============


See notes to consolidated financial statements.



WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1997, AUGUST 25, 1996, AND AUGUST 27, 1995
-----------------------------------------------------------------------------------------------------------------

                                                                           1997           1996          1995
                                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $ 1,584,063    $  (366,690)   $   945,073
   Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
   Depreciation and amortization                                          1,365,863      2,038,939      2,448,013
      (Gain) loss on sale of property, plant, and equipment
         and other assets                                                  (508,365)      (594,300)      (763,451)
   Deferred income taxes                                                          -              -        (29,022)
   Pension curtailment (gain)                                                     -              -       (254,419)
   Increase in pension liability                                              8,571         47,289              -
   Changes in assets and liabilities:
   (Increase) decrease in:
         Accounts receivable                                               (676,376)     1,866,516        733,940
         Inventories                                                       (257,825)      (474,375)     1,551,031
         Other assets                                                             -              -        217,402
         Prepaid expenses                                                    34,031         70,840       (273,678
   (Decrease) increase in accounts payable and accrued expenses           1,060,214       (868,092)    (2,313,235)
                                                                        -----------    -----------    -----------
      Net cash provided by (used in) operating activities                 2,610,176      1,720,127      2,261,654

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                             (507,002)      (809,224)      (356,136)
   Proceeds from sale of equipment and other assets                         536,720        644,000      1,813,746
   Proceeds on note receivable                                                    -        217,402        300,000
                                                                        -----------    -----------    -----------
      Net cash provided by investing activities                              29,718         52,178      1,757,610

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                            (1,453,035)    (1,498,539)    (6,064,219)
   Net payments on line of credit                                                 -              -       (848,482)
   Placement of long-term debt                                                    -              -      3,940,117
   Issuance of common stock                                                  18,000        108,920          5,359
                                                                        -----------    -----------    -----------
         Net cash used in financing activities                           (1,435,035)    (1,389,619)    (2,967,225)
                                                                        -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,204,859        382,686      1,052,039

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,642,739      1,260,053        208,014
                                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 2,847,598    $ 1,642,739    $ 1,260,053
                                                                        ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                          $   297,123    $   509,561    $   723,685
      Income taxes                                                            5,800          5,800          3,500
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                              -        885,330      1,729,600
      Reversal of additional minimum pension liability:
         Intangible Asset                                                         -              -       (279,287)
         Retained Earnings Offset                                                 -              -        (56,336)
         Related Deferred Taxes                                                   -              -        (29,022)


See notes to consolidated financial statements.


WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997, AUGUST 25, 1996, AND AUGUST 27, 1995
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       FISCAL YEAR - Washington Scientific Industries, Inc. and subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 1997 consisted of 53 weeks. Fiscal 1996 and 1995 each consisted of 52 weeks.

       BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Washington Scientific Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

       CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, bank account balances and money market investments including debt obligations issued by the U. S. Government or its agencies and corporate obligations. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

       INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of approximately $155,000 and $17,000 at August 31, 1997 and August 25, 1996, respectively. The greater allowance at August 31, 1997 was related to the Company's estimate of certain specific excess inventory quantities.

       DEPRECIATION - The cost of buildings and substantially all equipment is being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

       Buildings and improvements                                15 to 32 years
       Machinery and equipment                                    3 to 10 years
       Leasehold improvements                                     4 to 20 years
       Transportation equipment                                   3 to  5 years

       The Company evaluates long-term assets on a periodic basis in compliance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

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

       REVENUE RECOGNITION - Revenues from sales of product are recorded upon shipment. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses relating to customers have been minimal and within management's expectations.

       USE OF ESTIMATEs- The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES - Net earnings (loss) per common and common equivalent shares has been computed by dividing earnings (loss) by the weighted average number of common and common equivalent shares outstanding during each period. The computed number of common equivalent shares was 56,951 for the year ended August 31, 1997 and was 61,611 for the year ended August 27, 1995. Outstanding stock options were not considered in the fiscal 1996 calculation as they had an anti-dilutive effect.

       STOCK OPTIONS - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretation in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       NEW ACCOUNTING PRONOUNCEMENT- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which is required to be adopted for the year ending August 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of $.01 in each of the years ended August 31, 1997 and August 27, 1995. There will be no impact for the year ended August 25, 1996 due to the Company incurring a net loss. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

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

3.     DEBT

       Long-term debt consisted of the following:

                                                              August 31,       August 25,
                                                                 1997             1996

       Bank term debt - (See additional information below)   $ 1,844,117       $ 2,736,117
       Capitalized lease obligations (Note 4)                  1,827,715         2,341,641
                                                             -----------       -----------
                                                               3,671,832         5,077,758
       Less current portion                                    1,000,679           953,570
                                                             -----------       -----------
       Long-term debt                                        $ 2,671,153       $ 4,124,188
                                                             ===========       ===========



       During fiscal 1997, the Company renegotiated its term debt and its line of credit with the same bank with which the Company previously had its debt and line of credit. The agreement requires principal payments of $37,500 per month with the loan balance due at March 31, 2000. Interest on the term debt is calculated at the bank's base rate (8.5% at August 31, 1997) plus 0.75 percentage points and (8.25 % at August 25, 1996) plus 1.75 percentage points, with payments made monthly. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

       Interest on the line of credit is at the bank's base rate (8.5% at August 31, 1997) plus 0.5 percentage points and (8.25% at August 25, 1996) plus
       1.5 percentage points, and expires March 31, 2000. The agreement provides for secured borrowing of up to $1,000,000; however, the Company is charged an annual unused credit line fee of 0.5%. At August 31, 1997, and August 25, 1996 there was no balance outstanding on the line of credit under this agreement.

       Restrictive provisions of the agreement require, among other provisions, that the Company (1) maintain a net worth of not less than $3,000,000,
       (2) maintain a ratio of liabilities to net worth not greater than 4.0 to 1.0, (3) limit capital expenditures to $3,000,000 in each fiscal year with no more than $1,000,000 coming from its line of credit and (4) maintain a defined cash flow coverage ratio of no less than 1.1 to 1.0. Cash dividends are fully restricted. At August 31, 1997, the Company was in compliance with the various covenants of the credit agreement.

       Maturities of long-term debt, excluding the capital lease obligations, for the years subsequent to August 31, 1997 are as follows:

        Fiscal years ending August:

          1998                                              $     450,000
          1999                                                    450,000
          2000                                                    944,117
                                                            -------------
                                                            $   1,844,117
                                                            =============

       The notes, line of credit and capital leases are collateralized by the receivables, inventory, and property, plant, and equipment of the Company.

4.     COMMITMENTS

       LEASES - Included in the consolidated balance sheet at August 31, 1997 are cost and accumulated depreciation on equipment subject to capitalized leases of $3,175,430 and $1,259,878, respectively. At August 25, 1996, the amounts were $3,175,430 and $778,274, respectively.

       The present value of the net minimum payments on capital leases as of August 31, 1997 are as follows:

                                                             Capital
                                                             Leases
                                                          ------------
        Fiscal years ending August:

          1998                                            $    690,909
          1999                                                 656,764
          2000                                                 410,325
          2001                                                 170,106
          2002                                                 170,106
          2003                                                  49,402
                                                          ------------
       Total minimum lease payments                          2,147,612
       Less amount representing interest                       319,897
                                                          ------------
       Present value of net minimum lease payments           1,827,715
       Current portion                                         550,679
                                                          ------------
       Capital lease obligation, less current portion     $  1,277,036
                                                          ============

       Rent expense of approximately $1,783, $22,295, and $245,215 has been charged to operations for the years ended August 31, 1997, August 25, 1996, and August 27, 1995, respectively.

5.     STOCK OPTIONS

       STOCK OPTIONS - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. At August 31, 1997, 11,500 shares remained reserved and available for grant under the plan.

       In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. At August 31, 1997, 123,000 shares remained reserved and available for grant under the plan.

       No shares remain reserved, available for grant or outstanding under the 1981 employee incentive stock option plan at August 31, 1997.

       Option transactions during the three years ended August 31, 1997 are summarized as follows:

                                               1981 Employee
                                                 Incentive            1987 Stock                 1994 Stock
                                                Option Plan           Option Plan               Option Plan
                                                -----------           -----------               -----------
                                                        Average                 Average                 Average
                                              Shares     Price        Shares     Price       Shares      Price
                                              ------     -----        ------     -----       ------      -----
Outstanding at August 28, 1994              30,900  $    3.10        162,250   $    2.72           -         -
   Granted                                       -          -              -           -      10,000 $    3.83
   Lapsed                                     (850)      3.25        (20,000)       6.52           -         -
   Exercised                                     -          -         (2,250)       2.38           -         -
                                         ---------                 ---------               ---------

Outstanding at August 27, 1995              30,050       3.10        140,000        2.19      10,000      3.83
   Granted                                       -          -         25,000        3.88      16,000      3.88
   Lapsed                                      (75)      3.25         (1,000)       3.25           -         -
   Exercised                               (27,975)      3.14         (9,000)       2.69           -         -
                                         ---------                 ---------               ---------

Outstanding at August 25, 1996               2,000       2.50        155,000        2.42      26,000      3.86
   Granted                                       -          -              -           -     101,000      4.62
   Lapsed                                        -          -         (8,000)       3.36           -         -
   Exercised                                (2,000)      2.50         (7,000)       2.21           -         -

Outstanding at August 31, 1997                   -          -        140,000   $    2.38     127,000 $    4.46
                                         =========  =========      =========   =========   ========= =========

Options exercisable at August 31, 1997           -          -        133,333   $    2.30      34,667 $    3.76
                                         =========  =========      =========   =========   ========= =========

        The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 1997 and fiscal 1996: no dividend yield, expected volatility of 38.9%, risk-free interest rate of 6.38% and expected terms of 5 and 10 years. The estimated fair value of the options is amortized to expense over the options' vesting period.

        The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                   Year ended        Year ended
                                               August 31, 1997   August 25, 1996

          Net Income (loss):
             As reported                         $  1,584,063    $   (366,690)
             Pro forma                           $  1,550,636    $   (377,938)

          Income (loss) per common share:
             As reported                         $        .64    $       (.15)
             Pro forma                           $        .62    $       (.16)

          The proforma impact is not indicative of future periods, as a result of the phase-in provision of SFAS 123.

          As of August 31, 1997, there were 120,000 options outstanding with exercise prices between $2.00 and $2.44, 97,000 options outstanding with exercise prices between $3.50 and $4.31, and 50,000 options outstanding with an exercise price of $5.63. At August 31, 1997, outstanding options had a weighted-average remaining contractual life of 7.3 years.

          The number of options exercisable as of August 31, 1997 and August 25, 1996 were 168,000 and 149,336, respectively, at weighted average share prices of $2.60 and $2.28 per share, respectively.

          The weighted average fair value of options granted during the years ended August 31, 1997 and August 25, 1996 was $2.83 and $2.29 per share, respectively.

6.        INCOME TAXES

          Income tax expense (benefit) consisted of the following:

                                                               Years Ended
                                              August 31,       August 25,       August 27,
                                                 1997             1996             1995
                                            --------------    ------------     -------------
          Currently payable:
             Federal                        $       36,000               -                 -
             State                                   5,800   $       5,800    $        6,800
                                            --------------    ------------     -------------
                                                    41,800           5,800             6,800
          Deferred:
             Federal                                     -               -           (29,022)
             State                                       -               -                 -
                                            --------------   -------------    --------------
                                                         -               -           (29,022)
                                            --------------   -------------    ---------------
          Total                             $       41,800   $       5,800    $      (22,222)
                                            ==============   =============    ===============

       A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:


                                                            Years Ended
                                                            -----------
                                               August 31,    August 25,    August 27,
                                                  1997          1996          1995
                                                  ----          ----          ----
Ordinary federal income tax statutory rate        35.0%         (35.0)%       35.0%
Limitation on (utilization of) tax assets        (34.0)          34.0        (34.0)

State income taxes, net of federal income
   tax benefit                                     0.2           1.6           0.7
Impact of graduated income tax                    (1.0)          1.0          (1.0)
Other                                              2.4             -          (3.1)
                                                  ----          ----          ----
Taxes provided (benefit)                           2.6%          1.6%         (2.4)%
                                                  ====          ====          ====

       Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                              Year Ended August 31, 1997
                                                              --------------------------
                                                   Assets           Liabilities           Total
                                                   ------           -----------           -----
       Accrual for vacation earned              $    75,833                             $    75,833
       Inventory valuation accruals                  52,816                                  52,816
       Incurred but not reported accrual             55,080                                  55,080
       Accounts receivable accrual                   17,000                                  17,000
       Other                                         11,739         $   (27,568)            (15,829)
                                                -----------         -----------         -----------
             Current                                212,468             (27,568)            184,900
       Valuation Allowance                                                                 (184,900)
                                                                                        -----------
             Net Current                                                                $         0
                                                                                        ===========

       Tax depreciation less than book                    -         $  (184,330)        $  (184,330)
       Pension accrual                          $   122,399                                 122,399
       Net operation loss carryforward            1,281,593                               1,281,593
       Tax credit carryforward                      505,750                                 505,750
       Contribution carryforward                      5,747                                   5,747
                                                -----------         -----------         -----------
                Noncurrent                        1,915,489            (184,330)          1,731,159
       Valuation allowance                                                               (1,731,159)
                                                                                        -----------
                Net Noncurrent                                                          $         0
                                                                                        ===========


                                                                    Year Ended August 25, 1996
                                                                    --------------------------
                                                         Assets           Liabilities           Total
                                                         ------           -----------           -----
        Costs for disposal of business segment        $     2,734                             $     2,734
        Accrual for vacation earned                        82,924                                  82,924
        Inventory valuation accruals                        5,684                                   5,684
        Noncompete agreement                               26,742                                  26,742
        Incurred but not reported accrual                  27,880                                  27,880
        Accounts receivable accrual                        17,000                                  17,000
        Other                                              68,512         $   (31,420)            37,0920
                                                      -----------         -----------         -----------
                 Current                                  231,476             (31,420)            200,056
        Valuation allowance                                                                      (200,056)
                                                                                              -----------
                 Net current                                                                  $         0
                                                                                              ===========

        Tax depreciation less than book                         -         $  (254,683)        $  (254,683)
        Pension accrual                               $   119,485                                 119,485
        Net operating loss carryforward                 1,958,337                               1,958,337
        Tax credit carryforward                           505,750                                 505,750
        Contribution carryforward                           5,730                                   5,730
                                                      -----------         -----------         -----------
                 Noncurrent                             2,589,302            (254,683)          2,334,619
        Valuation Allowance                                                                    (2,334,619)
                                                                                              -----------
                 Net noncurrent                                                               $         0
                                                                                              ===========

         As of August 31, 1997, the Company had federal, Minnesota, and California state income tax net operating loss carryforwards of approximately $3,619,000, $522,000, and $644,000, respectively, of which most will expire in 2008. Also as of August 31, 1997, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

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

       Net periodic pension cost consisted of the following:

                                                                                         Years Ended
                                                                                         -----------
                                                                      August 31,         August 25,      August 27,
                                                                         1997               1996            1995
                                                                         ----               ----            ----

       Service cost - benefits earned during the year              $       141,872   $      152,055          $131,866
       Interest cost on projected benefit obligation                       472,272          461,780           413,134
       Actual return on plan assets                                     (1,502,308)        (685,255)         (784,597)
       Net amortization and deferral                                       896,735          118,709           225,208
                                                                   ---------------   --------------    --------------
       Net periodic pension cost                                   $         8,571   $       47,289    $      (14,389)
                                                                   ===============   ==============    ===============

       The funded status of the plans and the amount recognized on the balance sheet are as follows:

                                                                              Years Ended
                                                                              -----------
                                                                August 31, 1997        August 25, 1996
                                                                ---------------        ---------------
Actuarial present value of benefit obligations:
          Vested benefits                                      $  5,989,955             $   5,646,084
          Nonvested benefits                                        170,325                   156,723
                                                               ------------             -------------
          Accumulated benefit obligations                         6,160,280                 5,802,807
             Effect of projected future compensation
                increases                                           203,575                   276,625
                                                               ------------             -------------
Projected benefit obligations                                     6,363,855                 6,079,432
   Plan assets at fair value                                      7,956,391                 6,731,214
                                                               ------------             -------------
Plan assets (in excess of) less than projected
   benefit obligations                                           (1,592,536)                 (651,782)
Unrecognized net gain (loss)                                      2,181,438                 1,315,227
Unrecognized prior-service cost                                    (414,403)                 (541,202)
Unrecognized net transition assets                                  292,574                   336,259
Additional minimum liability                                              -                         -
                                                               ------------             -------------
Pension liability                                              $    467,073             $     458,502
                                                               ============             =============

Weighted average discount rate                                         7.25%                     7.75%
Rate of increase in future compensation
   levels, non-union employees                                         4.25%                     4.5%
Expected long-term rate of return on
   plan assets                                                         9.0%                      9.0%


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

       All employees are eligible to participate in the Company's retirement savings 401(k) plan. The Company matches contributions up to 25% of the first 6% of employee contributions to the plan. Further discretionary contributions are authorized fully by the Board of Directors. Contributions charged to operations for fiscal 1997, 1996, and 1995 were approximately $47,836, $66,648, and $29,933 respectively.

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

       NOTE 8.  INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

       The Company had sales to five customers which exceeded 10 percent of total sales during any one of fiscal years 1997, 1996 or 1995 as listed below:

                          Fiscal Year Sales
                          -----------------
       Customer               1997              1996               1995
       --------               ----              ----               ----
           #1          $  17,604,000       $  12,246,000       $   7,546,000
           #2          $   1,769,000       $   2,077,000       $   2,553,000
           #3          $   1,298,000       $   1,449,000       $   6,104,000
           #4          $     120,000       $   1,392,000       $   3,330,000
           #5          $           0       $   1,379,000       $   4,340,000



WASHINGTON SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------------------

                                   BALANCE AT            NET ADDITIONS                              BALANCE AT
                                    BEGINNING             CHARGED TO                  NET             END OF
        DESCRIPTION                 OF PERIOD          COST AND EXPENSES          DEDUCTIONS          PERIOD
        -----------                 ---------          -----------------          ----------          ------
Reserves deducted
   from assets to
   which it applies:

   ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:

   Year ended
      August 27, 1995         $          90,172      $                       $      35,172(1)      $       55,000
                              =================      ==================      =============         ==============

   Year ended
      August 25, 1996         $          55,000      $                       $       5,000(1)      $       50,000
                              =================      ==================      =============         ==============

   Year ended
      August 28, 1997         $          50,000      $                       $                     $       50,000
                              =================      ==================      =============         ==============

   ALLOWANCE FOR
      EXCESS OR
      OBSOLETE
      INVENTORY:

   Year ended
      August 27, 1995         $         152,380      $          334,051      $     152,380(2)      $      334,051
                              =================      ==================      =============         ==============

   Year ended
      August 25, 1996         $         334,051      $           16,716      $     334,051(2)      $       16,716
                              =================      ==================      =============         ==============

   Year ended
      August 28, 1997         $          16,716      $          155,342      $      16,716(2)      $      155,342
                              =================      ==================      =============         ==============


(1) Receivables determined to be uncollectible are charged against reserves, net of collections on accounts previously written off.

(2)   Write-off of excess or obsolete inventory.