Form 10-Q
period 1997-11-30
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1998-01-12
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  November 30, 1997
                               -------------------------------------------------
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                0-619
                       ------------------------------------

                     Washington Scientific Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


          Minnesota                                           41-0691607
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I. R. S. Employer
  incorporation of organization)                          Identification No.)


         Long Lake, Minnesota                                    55356
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (612) 473-1271
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

         2,429,980 Common Shares were outstanding as of December 31, 1997.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                 AND SUBSIDIARY

                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets November 30, 1997 (Unaudited)
                  and August 31, 1997                                                  3

                  Consolidated Statements of Operations
                  Thirteen weeks ended November 30, 1997 and November 24, 1996
                  (unaudited)                                                          4

                  Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 30, 1997 and November 24, 1996
                  (unaudited)                                                          5

                  Notes to Consolidated Financial Statements (unaudited)               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                             7, 8

PART II. OTHER INFORMATION:

         Item 5.  Exhibits and Reports on Form 8-K                                     9

         Signatures                                                                    9


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                           November 30,    August 31,
Assets                                         1997           1997
                                           -----------    -----------

Current Assets:
     Cash and cash equivalents             $ 2,820,202    $ 2,847,598
     Accounts receivable                     2,713,621      2,545,318
     Inventories - work-in-process           1,368,147      1,356,438
     Prepaid and other current assets           71,254         89,155
                                           -----------    -----------
          Total Current Assets               6,973,224      6,838,509

Property, Plant and Equipment                6,160,179      5,952,023

Other Long Term Assets                             525            525
                                           -----------    -----------
                                           $13,133,928    $12,791,057
                                           ===========    ===========



Liabilities and Stockholders' Equity

Current Liabilities:
     Notes payable                         $         0    $         0
     Trade accounts payable                  1,310,489      1,153,995
     Salaries, wages, and withholdings         365,227        411,102
     Miscellaneous accrued expenses          1,284,446      1,031,931
     Current portion of long-term debt         682,296      1,000,679
                                           -----------    -----------
          Total Current Liabilities          3,642,458      3,597,707

Long-term Debt, less current portion         2,744,230      2,671,153

Long-term Pension Liability                    445,323        467,073

Stockholders' Equity:

     Common stock issued, 2,428,980 and
          2,428,980 shares respectively        242,898        242,898
     Capital in excess of par value          1,528,785      1,528,785
     Retained earnings                       4,530,234      4,283,441
                                           -----------    -----------
          Total Stockholders' Equity         6,301,917      6,055,124
                                           -----------    -----------
                                           $13,133,928    $12,791,057
                                           ===========    ===========

See notes to consolidated financial statements.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    13 weeks ended
                                             ----------------------------
                                             November 30,    November 24,
                                                 1997            1996
                                             -----------     -----------

Net sales                                    $ 5,313,700     $ 5,590,588

Cost of products sold                          4,508,624       4,813,720
                                             -----------     -----------

     Gross margin                                805,076         776,868

Selling and administrative expense               526,139         518,187

Interest and other income                        (21,456)       (456,480)

Interest and other expense                        44,600          92,573
                                             -----------     -----------
Earnings from operations
     before income taxes                         255,793         622,588

Income taxes                                       9,000           5,800
                                             -----------     -----------


Earnings from operations                     $   246,793     $   616,788
                                             ===========     ===========


Net earnings  per share                      $      0.10     $      0.25
                                             ===========     ===========


Weighted average number of common and
     common equivalent shares outstanding      2,544,227       2,458,738
                                             ===========     ===========


See notes to consolidated financial statements.

                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               13 weeks ended
                                                                        ----------------------------
                                                                        November 30,    November 24,
                                                                            1997           1996
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                     $   246,793     $   616,788
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Gain on sale of property, plant & equipment                   --          (432,445)
                 Depreciation and amortization                              279,000         426,961
                 Increase (decrease) in pension liability                   (21,750)          2,143
            Changes in assets and liabilities:
                 (Increase) in accounts receivable                         (168,303)       (952,912)
                 (Increase) decrease in inventories                         (11,709)        110,847
                 (Increase) decrease in prepaid expenses                     17,901          (7,945)
                 Increase (decrease) in accounts payable and
                     accrued expenses                                        44,751         355,600
                                                                        -----------     -----------
            Net cash provided by operating activities                       386,683         119,037

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of equipment                                           --         448,000
       Purchases of property, plant & equipment                            (487,156)        (90,988)
                                                                        -----------     -----------
            Net cash provided by (used in) investing activities            (487,156)        357,012

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of long-term debt                                            73,077        (265,123)
       Issuance of common stock                                                --             2,500
                                                                        -----------     -----------
            Net cash provided by (used in) financing activities              73,077        (262,623)
                                                                        -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   (27,396)        213,426

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,847,598       1,642,739
                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                    $ 2,820,202     $ 1,856,165
                                                                        ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for:
            Interest                                                    $    44,579     $    94,187
            Income taxes                                                $    27,250     $     2,050
       Noncash investing and financing activities:
            Aquisition of machinery through capital lease                         0               0


See notes to consolidated financial statements.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of November 30, 1997, the consolidated statements of earnings for the thirteen weeks ended November 30, 1997 and November 24, 1996 and the consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The balance sheet at August 31, 1997, is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.       DEBT AND LINE OF CREDIT:

                  On April 30, 1997, the Company amended its agreement with the bank for its debt and its line of credit. The agreement requires principal payments of $37,500 per month with the loan balance due at March 31, 2000. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate. At November 30, 1997, and November 24, 1996 there was no balance outstanding on the line of credit under this agreement.

3.       EARNINGS PER SHARE:

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which is required to be adopted for the year ending August 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of $.00 in the quarter ended November 30, 1997 and $.01 in the quarter ended November 24, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,314,000 for the quarter ending November 30, 1997 decreased $277,000 or 5.0% from the first quarter of the prior year. Primary changes in sales included a decrease in the small engines market of $222,000 and a decrease in the industrial compressor market of $52,000.

                  Gross margin improved to 15.2% of sales in the first quarter of fiscal 1998 compared to 13.9% in the prior year's first quarter. The improved gross margin can be primarily attributed to cost reductions related to lower headcount, reduced depreciation expense and increased manufacturing efficiencies.

                  Selling and administrative expense of $526,000 was comparable to the first quarter of the prior year.

                  Interest and other income was $435,000 lower than the comparable quarter of the prior year. The prior year quarter included $410,000 net gain from the disposition of excess equipment related to completed or discontinued manufacturing programs.

                  Interest and other expense of $45,000 decreased $42,000 from the prior year's first quarter because of lower term debt balances.

                  In the first quarter of fiscal 1998, the Company recorded a $9,000 tax provision to cover mandatory state income taxes and estimated federal income taxes, and was able to recognize the benefit of a portion of its net operating loss carryforwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

                  On November 30, 1997, working capital was $3,331,000 compared to $3,241,000 at August 31, 1997, an increase of $90,000, due primarily to an increase in accounts receivable. The ratio of current assets to current liabilities at November 30, 1997 and August 31, 1997 was 1.91 to 1.0 and 1.90 to 1.0, respectively.

                  On November 30, 1997, the Company did not have a balance due on notes payable to the bank. As of that date the Company had cash and cash equivalents of $2,820,202.

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

         Cautionary Statement:

                  The statements included herein which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. There are certain important factors which could cause actual results to differ materially from those anticipated by some of the statements made herein, including the Company's ability to obtain additional manufacturing programs and retain current programs and other factors detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1997.

PART II.  OTHER INFORMATION:

          Item 5.  Exhibits and Reports on Form 8-K:

                   A.  Exhibit 27. Financial Data Schedule

                   B. There were no reports on Form 8-K filed for the thirteen weeks ended November 30, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WASHINGTON SCIENTIFIC INDUSTRIES, INC.


Date:  January 9, 1998
                                          /s/ Michael J. Pudil
                                          --------------------------------------
                                          Michael J. Pudil, President & CEO


Date:  January 9, 1998
                                          /s/ James J. Valento
                                          --------------------------------------
                                          James J. Valento, Vice President & CFO