Form 10-Q
period 1998-03-01
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1998-04-10
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 1, 1998
                               -----------------------------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number              0-619
                       -----------------------------

                     Washington Scientific Industries, Inc.
             (Exact name of registrant, as specified in its charter)


         Minnesota                                         41-0691607
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation of organization)                        Identification No.)

         Long Lake, Minnesota                                55356
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

         2,435,466 Common Shares were outstanding as of March 31, 1998.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                 AND SUBSIDIARY

                                      INDEX


                                                                        Page No.
                                                                        --------


PART I.    FINANCIAL INFORMATION:

   Item 1. Financial Statements

           Consolidated Balance Sheets March 1, 1998 (Unaudited)
           and August 31, 1997                                                 3

           Consolidated Statements of Operations
           Thirteen and Twenty-Six weeks ended March 1, 1998 and
           Thirteen and Twenty-Six weeks ended February 23, 1997 (Unaudited)   4

           Consolidated Statements of Cash Flows Twenty-Six weeks ended
           March 1, 1998 and Twenty-Six weeks
           ended February 23, 1997 (Unaudited)                                 5

           Notes to Consolidated Financial Statements (Unaudited)           6, 7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            8, 9

PART II.  OTHER INFORMATION:

   Item 5. Exhibits and Reports on Form 8-K                                   10

   Signatures                                                                 10

                          PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                             March 1,    August 31,
Assets                                        1998          1997
------                                     -----------   -----------

Current Assets:
     Cash and cash equivalents             $ 3,673,071   $ 2,847,598
     Accounts receivable                     2,822,385     2,545,318
     Inventories - work-in-process           1,297,089     1,356,438
     Prepaid and other current assets           78,910        89,155
                                           -----------   -----------
           Total Current Assets              7,871,455     6,838,509

Property, Plant and Equipment                6,335,802     5,952,023

Other Long Term Assets                             425           525
                                           -----------   -----------
                                           $14,207,682   $12,791,057
                                           ===========   ===========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
     Notes payable                         $         0   $         0
     Trade accounts payable                  1,682,369     1,153,995
     Salaries, wages, and withholdings         444,298       411,102
     Miscellaneous accrued expenses          1,249,794     1,031,931
     Current portion of long-term debt       1,076,402     1,000,679
                                           -----------   -----------
           Total Current Liabilities         4,452,863     3,597,707

Long-term Debt, less current portion         2,517,108     2,671,153

Long-term Pension Liability                    423,573       467,073

Stockholders' Equity:

     Common stock issued, 2,435,466 and
           2,428,980 shares respectively       243,547       242,898
     Capital in excess of par value          1,542,386     1,528,785
     Retained earnings                       5,028,205     4,283,441
                                           -----------   -----------
           Total Stockholders' Equity        6,814,138     6,055,124
                                           -----------   -----------
                                           $14,207,682   $12,791,057
                                           ===========   ===========


See notes to consolidated financial statements.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                13 weeks ended                 26 weeks ended
                                        ----------------------------    ----------------------------
                                          March 1,      February 23,      March 1,      February 23,
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------
Net sales                               $  5,677,479    $  5,770,920    $ 10,991,179    $ 11,361,508

Cost of products sold                      4,551,569       4,882,217       9,060,193       9,695,937
                                        ------------    ------------    ------------    ------------

     Gross margin                          1,125,910         888,703       1,930,986       1,665,571

Selling and administrative expense           604,352         655,817       1,130,491       1,174,004

Interest and other income                    (24,859)        (66,431)        (46,315)       (522,911)

Interest and other expense                    40,646          80,269          85,246         172,842
                                        ------------    ------------    ------------    ------------
Earnings from operations
     before income taxes                     505,771         219,048         761,564         841,636

Income taxes                                   7,800            --            16,800           5,800
                                        ------------    ------------    ------------    ------------


Earnings from operations                $    497,971    $    219,048    $    744,764    $    835,836
                                        ============    ============    ============    ============


Basic earnings per share                $       0.20    $       0.09    $       0.31    $       0.34
                                        ============    ============    ============    ============


Diluted earnings per share              $       0.20    $       0.09    $       0.29    $       0.34
                                        ============    ============    ============    ============

Weighted average number of common
  shares outstanding                       2,432,483       2,424,509       2,430,732       2,422,751
                                        ============    ============    ============    ============

Weighted average number of common and
  dilutive potential common shares         2,527,257       2,472,617       2,535,742       2,465,678
                                        ============    ============    ============    ============

See notes to consolidated financial statements.

                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         26 weeks ended
                                                                  --------------------------
                                                                   March 1,      February 23,
                                                                     1998            1997
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                               $   744,764    $   835,836
            Adjustments to reconcile net earnings to net cash
                  provided by operating activities:
                  Gain on sale of property, plant & equipment            --         (432,445)
                  Depreciation and amortization                       559,000        747,713
                  Increase (decrease) in pension liability            (43,500)         4,286
            Changes in assets and liabilities:
                  (Increase) in accounts receivable                  (277,067)      (949,830)
                  (Increase) decrease in inventories                   59,349        243,174
                  (Increase) decrease in prepaid expenses              10,345         51,420
                  Increase (decrease) in accounts payable and
                      accrued expenses                                855,156        841,753
                                                                  -----------    -----------
            Net cash provided by operating activities               1,908,047      1,341,907

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of equipment                                   --          448,000
       Purchases of property, plant & equipment                      (942,779)      (104,059)
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities      (942,779)       343,941

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of long-term debt                                    (586,537)      (955,636)
       Placement of Capital Lease Financing                           432,492           --
       Issuance of common stock                                        14,250         10,000
                                                                  -----------    -----------
            Net cash provided by (used in) financing activities      (139,795)      (945,636)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             825,473        740,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      2,847,598      1,642,739
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD              $ 3,673,071    $ 2,382,951
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest                                              $    86,145    $   177,456
            Income taxes                                          $    28,500    $     3,300


See notes to consolidated financial statements.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of March 1, 1998, the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended March 1, 1998 and February 23, 1997 and the consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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


2        DEBT AND LINE OF CREDIT:

                  On April 30, 1997, the Company amended its agreement with the bank for its debt and its line of credit. The agreement requires principal payments of $37,500 per month with the loan balance due at March 31, 2000. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate. At March 1, 1998, and February 23, 1997 there was no balance outstanding on the line of credit under this agreement.

3.       EARNINGS PER SHARE

                  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earning per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all period have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 13 weeks ended         26 weeks ended
                                            ----------------------  -----------------------
                                             March 1,  February 23,  March 1,  February 23,
                                               1998        1997        1998       1997
                                               ----        ----        ----       ----
Numerator for basic and diluted
earnings per share:
     Net Earnings                             497,971     219,048     744,764     835,836
                                            =========   =========   =========   =========

Denominator:
     Denominator for basic earnings
     per share - weighed average shares     2,432,483   2,424,509   2,430,732   2,422,751

     Effect of dilutive securities:
       Employee/Director stock options         94,744      48,108     105,010      42,927

     Dilutive potential common shares
       Denominator for diluted earnings
       per share-adjusted weighted shares
       and assumed conversions              2,527,257   2,472,617   2,535,742   2,465,678
                                            =========   =========   =========   =========

Basic earnings per share                         0.20        0.09        0.31        0.34
                                            =========   =========   =========   =========

Diluted earnings per share                       0.20        0.09        0.29        0.34
                                            =========   =========   =========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,677,000 for the quarter ending March 1, 1998 decreased $93,000 or 1.6% from the second quarter of the prior year. Primary changes in sales included a decrease in the automotive components market of $410,000 a decrease in the small engines market of $339,000, an increase in the agribusiness market of $531,000 and an increase in the marine market of $175,000.

                  Net sales for the twenty six weeks ended March 1, 1998 decreased $370,000 or 3.3% from the first half of fiscal 1997. Sales reductions occurred in the automotive components market of $568,000, the small engines market of $561,000 and in the industrial component market of $120,000. The agribusiness market increased by $670,000 and the computer market increased $172,000.

                  Gross margin improved to 19.8% of sales in the second quarter of fiscal 1998 compared to 15.4% in the prior year's second quarter. The first half of fiscal 1998 gross margin improved to 17.6% compared to the prior year's first half gross margin of 14.7%. The improved gross margins resulted primarily from cost reductions related to lower headcount, reduced depreciation expense and increased manufacturing efficiencies.

                  Selling and administrative expense of $604,000 was $51,000 lower than the second quarter of the prior year and the first half's $1,130,000 was $44,000 lower due to lower compensation and fringe benefit costs.

                  Interest and other income was $42,000 lower than the comparable quarter of the prior year. The second quarter of fiscal 1997 included $32,000 net gain from the sale of miscellaneous equipment. The first half of fiscal 1998 was $477,000 lower than the first half of fiscal 1997. The first quarter of fiscal 1997 included $410,000 net gain from the disposition of excess equipment related to completed or discontinued manufacturing programs.

                  Interest and other expense decreased $40,000 in the second quarter of fiscal 1998 and $88,000 in the first half of fiscal 1998 than in the comparable periods of the prior year due to lower term debt balances.

                  In the first quarter of fiscal 1998, the Company recorded $7,800 of mandatory state income taxes and was able to recognize the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

                  On March 1, 1998 working capital was $3,419,000 compared to $3,241,000 at August 31, 1997, an increase of $554,000, due primarily to improvement in operations. The ratio of current assets to current liabilities at March 1, 1998 and August 31, 1997 was 1.77 to 1.0 and
         1.90 to 1.0, respectively.

                  On March 1, 1998, the Company did not have an outstanding balance on the line of credit with the bank. As of that date the Company had cash and cash equivalents of $3,673,000.

                  Company debt of $2,517,000 on March 1, 1998 was $154,000 lower than on August 31, 1997. Term debt owed the bank on March 1, 1998 was $1,150,000 and obligations under capital leases were $1,367,000. Regular monthly payments of $587,000 in the first six months were offset by the placement of capital lease financing of $432,000 in the second quarter of fiscal 1998.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1998.

                  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has evaluated the risks associated with the "Year 2000" problem and has determined that the cost of addressing the Year 2000 issue will be an immaterial event for the Company and will not affect the Company's financial position or results of operations.

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

PART II.  OTHER INFORMATION:

    Item 4. Submission of Matters to a Vote of Security Holders.

            A. The Annual Meeting of the Company Stockholders was held on January 8, 1998.

            B. Directors elected at that meeting were:
               Paul Baszucki           For 2,022,467        Against       331
               Melvin L. Katten        For 2,022,242        Against       556
               Gerald E. Magnuson      For 2,022,242        Against       556
               George J. Martin        For 2,022,467        Against       331
               Eugene J. Mora          For 2,022,467        Against       331
               Michael J. Pudil        For 2,022,398        Against       400


    Item 5. Exhibits and Reports on Form 8-K:

            A. Exhibit 27.1 Financial Data Schedule, Q2, Fiscal 1998
               Exhibit 27.2 Restated Financial Data Schedule, Q1, Fiscal 1998
               Exhibit 27.3 Restated Financial Data Schedule, Q1, Q2, Q3 and
                Year-end, Fiscal 1997
               Exhibit 27.4 Restated Financial Data Schedule, Q2, Q3 and
                Year-end, Fiscal 1996

            B. There were no reports on Form 8-K for the thirteen weeks ended March 1, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:  April 9, 1998                      /s/ Michael J. Pudil
       -------------                      --------------------------------------
                                          Michael J. Pudil, President & CEO



Date:  April 9, 1998                      /s/ James J. Valento
       -------------                      --------------------------------------
                                          James J. Valento, Vice President & CFO