Form 10-Q
period 1998-05-31
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1998-07-08
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            May 31, 1998
                               ----------------------------------
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number              0-619
                       ---------------------------------

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

         2,435,466 Common Shares were outstanding as of July 1, 1998.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                 AND SUBSIDIARY

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

    Item 1. Financial Statements

            Consolidated Balance Sheets May 31, 1998 (Unaudited)
            and August 31, 1997                                               3

            Consolidated Statements of Operations
            Third Quarter and First Nine Months ended May 31, 1998 and
            Third Quarter and First Nine Months ended May 25, 1997 (Unaudited)4

            Consolidated Statements of Cash Flows
            First Nine Months ended May 31, 1998 and First Nine Months
            ended May 25, 1997 (Unaudited)                                    5

            Notes to Consolidated Financial Statements (Unaudited)          6,7

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8,9

PART II. OTHER INFORMATION:

    Item 5. Exhibits and Reports on Form 8-K                                 10

    Signatures                                                               10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               May 31,      August 31,
Assets                                          1998           1997
                                            -----------    -----------

Current Assets:
      Cash and cash equivalents             $ 3,989,810    $ 2,847,598
      Accounts receivable                     2,891,837      2,545,318
      Inventories - work-in-process           1,194,815      1,356,438
      Prepaid and other current assets          157,821         89,155
                                            -----------    -----------
           Total Current Assets               8,234,283      6,838,509

Property, Plant and Equipment                 6,720,321      5,952,023

Other Long Term Assets                              425            525
                                            -----------    -----------
                                            $14,955,029    $12,791,057
                                            ===========    ===========


Liabilities and Stockholders' Equity

Current Liabilities:
      Notes payable                         $         0    $         0
      Trade accounts payable                  1,641,267      1,153,995
      Salaries, wages, and withholdings         441,948        411,102
      Miscellaneous accrued expenses          1,339,614      1,031,931
      Current portion of long-term debt       1,095,265      1,000,679
                                            -----------    -----------
           Total Current Liabilities          4,518,094      3,597,707

Long-term Debt, less current portion          2,651,579      2,671,153

Long-term Pension Liability                     401,823        467,073

Stockholders' Equity:

      Common stock issued, 2,435,466 and
           2,428,980 shares respectively        243,547        242,898
      Capital in excess of par value          1,542,386      1,528,785
      Retained earnings                       5,597,600      4,283,441
                                            -----------    -----------
           Total Stockholders' Equity         7,383,533      6,055,124
                                            -----------    -----------
                                            $14,955,029    $12,791,057
                                            ===========    ===========


                 See notes to consolidated financial statements.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Third quarter ended             First nine months ended
                                         -----------------------------     -----------------------------
                                            May 31,          May 25,          May 31,          May 25,
                                             1998             1997             1998             1997
                                         ------------     ------------     ------------     ------------
Net sales                                $  6,634,918     $  6,673,338     $ 17,626,097     $ 18,034,846

Cost of products sold                    $  5,332,291     $  5,636,488       14,392,484       15,332,425
                                         ------------     ------------     ------------     ------------

     Gross margin                           1,302,627        1,036,850        3,233,613        2,702,421

Selling and administrative expense       $    704,627     $    636,620        1,835,118        1,810,624

Interest and other income                $   (37,324)     $   (26,312)         (83,639)        (549,223)

Interest and other expense               $     51,929     $     66,516          137,175          239,358
                                         ------------     ------------     ------------     ------------
Earnings from operations
  before income taxes                         583,395          360,026        1,344,959        1,201,662

Income taxes                             $     14,000             --             30,800            5,800
                                         ------------     ------------     ------------     ------------


Earnings from operations                 $    569,395     $    360,026     $  1,314,159     $  1,195,862
                                         ============     ============     ============     ============


Basic earnings per share                 $       0.23     $       0.15     $       0.54     $       0.49
                                         ============     ============     ============     ============


Diluted earnings per share               $       0.22     $       0.15     $       0.52     $       0.48
                                         ============     ============     ============     ============

Weighted average number of common
  shares outstanding                        2,435,466        2,424,980        2,432,310        2,423,494
                                         ============     ============     ============     ============

Weighted average number of common and
  dilutive potential common shares          2,569,320        2,474,853        2,546,935        2,468,736
                                         ============     ============     ============     ============

See notes to consolidated financial statements.

                      WASHINGTON SCIENTIFIC INDUSTRIES,INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          First nine months ended
                                                                        ---------------------------
                                                                          May 31,          May 25,
                                                                           1998             1997
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                     $ 1,314,159     $ 1,195,862
            Adjustments to reconcile net earnings to net cash
                 provided by operating activities:
                 Gain on sale of property, plant & equipment                   --          (432,445)
                 Depreciation and amortization                              851,000       1,068,466
                 Increase (decrease) in pension liability                   (65,250)          6,428
            Changes in assets and liabilities:
                 (Increase) in accounts receivable                         (346,519)     (1,191,348)
                 (Increase) decrease in inventories                         161,623          49,537
                 (Increase) decrease in prepaid expenses                    (68,566)         57,241
                 Increase (decrease) in accounts payable and
                     accrued expenses                                       920,387       1,237,981
                                                                        -----------     -----------
            Net cash provided by operating activities                     2,766,834       1,991,722

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of equipment                                         --           448,000
       Purchases of property, plant & equipment                          (1,619,298)       (337,662)
                                                                        -----------     -----------
            Net cash provided by (used in) investing activities          (1,619,298)        110,338

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of long-term debt                                          (889,596)     (1,210,781)
       Placement of Capital Lease Financing                                 870,022            --
       Issuance of common stock                                              14,250          10,000
                                                                        -----------     -----------
            Net cash provided by (used in) financing activities              (5,324)     (1,200,781)
                                                                        -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,142,212         901,279

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,847,598       1,642,739
                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                    $ 3,989,810     $ 2,544,018
                                                                        ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest                                                    $   138,175     $   243,573
            Income taxes                                                $    51,027     $     4,550

See notes to consolidated financial statements.

                     WASHINGTON SCIENTIFIC INDUSTRIES, INC.

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of May 31, 1998, the consolidated statements of operations for the third quarter and first nine months ended May 31, 1998 and May 25, 1997 and the consolidated statements of cash flows for the first nine months then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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


2        DEBT AND LINE OF CREDIT:

                  On April 30, 1997, the Company amended its agreement with the bank for its debt and its line of credit. The agreement requires principal payments of $37,500 per month with the loan balance due at March 31, 2000. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate. At May 31, 1998, and May 25, 1997 there was no balance outstanding on the line of credit under this agreement.


3.       EARNINGS PER SHARE

                  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earning per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Third quarter        First nine months ended
                                             ----------------------    -----------------------
                                               May 31,      May 25,      May 31,      May 25,
                                                1998         1997         1998         1997
                                                ----         ----         ----         ----
Numerator for basic and diluted
earnings per share:
     Net Earnings                              569,395      360,026    1,314,159    1,195,862
                                             =========    =========    =========    =========

Denominator:
     Denominator for basic earnings
     per share - weighed average shares      2,435,466    2,424,980    2,432,310    2,423,494

     Effect of dilutive securities:
       Employee/Director stock options         133,854       49,873      114,625       45,242

     Dilutive potential common shares
       Denominator for diluted earnings
       per share-adjusted weighted shares
       and assumed conversions               2,569,320    2,474,853    2,546,935    2,468,736
                                             =========    =========    =========    =========

Basic earnings per share                          0.23         0.15         0.54         0.49
                                             =========    =========    =========    =========

Diluted earnings per share                        0.22         0.15         0.52         0.48
                                             =========    =========    =========    =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $6,635,000 for the quarter ending May 31, 1998 decreased $38,000 or 0.6% from the third quarter of the prior year. Primary changes in sales included a decrease in the small engines market which was offset by an increase in the recreational vehicle market.

                  Net sales of $17,626,000 for the first nine months ended May 31, 1998 decreased $409,000 or 2.3% from the first nine months of fiscal 1997. Sales reductions in the small engines market and the automotive components market were partially offset by increases in the agribusiness market and the recreations vehicle market.

                  Gross margin improved to 19.6% of sales in the third quarter of fiscal 1998 compared to 15.5% in the prior year's third quarter. The first nine months of fiscal 1998 gross margin improved to 18.3% compared to the prior year's first nine months gross margin of 15.0%. The improved gross margins resulted primarily from cost reductions related to lower headcount, reduced depreciation expense and increased manufacturing efficiencies.

                  Selling and administrative expenses was $705,000 in the third quarter and $1,835,000 in the first nine months. The third quarter was $68,000 higher and the first nine months was $24,000 higher than the prior years comparable periods due to higher professional services, including fees incurred to move to the NASDAQ National Market.

                  Interest and other income was $11,000 higher than the comparable quarter of the prior year due to increased interest income from a higher money market investment balance. Interest and other income for the first nine months of fiscal 1998 was $466,000 lower than the first nine months of fiscal 1997. The first quarter of fiscal 1997 included $410,000 net gain from the disposition of excess equipment related to completed or discontinued manufacturing programs.

                  Interest and other expense decreased $15,000 in the third quarter of fiscal 1998 and $102,000 in the first nine months of fiscal 1998 from the comparable periods of the prior year due to lower term debt balances.

                  In the first nine months of fiscal 1998, the Company recorded a tax provision of $30,800 to cover mandatory state income taxes and federal alternative minimum taxes, and was able to recognize the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

                  On May 31, 1998 working capital was $3,716,000 compared to $3,241,000 at August 31, 1997, an increase of $475,000, due primarily to improvement in operations. The ratio of current assets to current liabilities at May 31, 1998 and August 31, 1997 was 1.82 to 1.0 and
         1.90 to 1.0, respectively.

                  On May 31, 1998, the Company did not have an outstanding balance on the line of credit with the bank. As of that date the Company had cash and cash equivalents of $3,990,000.

                  Company long-term debt of $2,652,000 on May 31, 1998 was $20,000 lower than on August 31, 1997. Term debt owed the bank on May 31, 1998 was $1,057,000 and obligations under capital leases were $1,595,000. Regular monthly payments of $890,000 in the first nine months were offset by the placement of capital lease financing of $870,000 during the same period of fiscal 1998.

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

PART II. OTHER INFORMATION:


      Item 5. Exhibits and Reports on Form 8-K:

              A.  Exhibit 27 Financial Data Schedule, Q3, Fiscal 1998

              B. There were no reports on Form 8-K for the thirteen weeks ended May 31, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:  July 7, 1998                       /s/ Michael J. Pudil
       ------------                       --------------------------------------
                                          Michael J. Pudil, President & CEO



Date:  July 7, 1998                       /s/ James J. Valento
       ------------                       --------------------------------------
                                          James J. Valento, Vice President & CFO