Form 10-Q/A
period 1998-05-31
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1998-10-13
CIK 104897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,435,466 Common Shares were outstanding as of July 1, 1998.

         Item 5.  Other Information

                  The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is August 2, 1998. Additionally, if the Company receives notice of a shareholder proposal before October 27, 1998, or after November 26, 1998, such proposal will not be properly brought pursuant to the Company's bylaws and will not be considered at the Company's 1999 Annual Meeting of Shareholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WASHINGTON SCIENTIFIC INDUSTRIES, INC.



Date:  October 13, 1998                    /s/ Michael J. Pudil
       ----------------                 --------------------------------------
                                        Michael J. Pudil, President & CEO