Form 10-K
period 1998-08-30
WASHINGTON SCIENTIFIC INDUSTRIES INC
filed 1998-11-25
CIK 104897

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     Form 10-K

                [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended August 30, 1998

                                         OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period ended from       to
                                                  -------   --------
                             Commission File No. 0-619

                       WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                      ---------------------------------------
               (Exact name of Registrant as specified in its charter)

                  Minnesota                                  41-069-1607
-------------------------------------------------      -----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                           Identification No.)

     2605 West Wayzata Boulevard
        Long Lake, Minnesota                                   55356
-------------------------------------------------      -----------------------
(Address of principal executing offices)                     (Zip Code)

Registrant's telephone number, including area code          (612) 473-1271
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                      Common stock (par value $.10 per share)
                      ---------------------------------------
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
   ---------   ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 9, 1998 (based upon the closing sale price of those shares on the NASDAQ National Market System) was approximately $14,998,900.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 9, 1998 is 2,448,800.

                        DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 7, 1999 are incorporated by reference into Part III.

                    -------------------------------------------

This form 10-K Report consists of 33 pages (including exhibits); the index to the exhibits is set forth on page 13.

                       WASHINGTON SCIENTIFIC INDUSTRIES, INC.
                       --------------------------------------

                             ANNUAL REPORT ON FORM 10-K
                             --------------------------

                             YEAR ENDED AUGUST 30, 1998
                             --------------------------

                           INFORMATION REQUIRED IN REPORT
                           -----------------------------

                                       PART I
                                       ------
ITEM 1.  BUSINESS:

                  (a)   GENERAL DEVELOPMENT OF BUSINESS:

                        The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. Several years later, the Company focused on providing precision machining services for the computer peripheral market. That segment of business has since declined as a major portion of Company revenues as machining work for agricultural related markets and other markets have been and are expected to be of greater importance to the Company in the future.

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

                        The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer. The major markets served by the Company have changed in the past several years because of declining requirements in several mature computer programs and the Company's effort to diversify its customer and market base. Company sales to the computer industry amounted to 14%, 5% and 7% of total sales in fiscal 1996, 1997 and 1998, respectively. Sales to the agricultural industry were 61%, 73% and 76% of total Company sales in fiscal years 1996, 1997 and 1998, respectively. The Company expects that in fiscal 1999 a major portion of its sales will be to the agricultural industry and it will continue diversification efforts to broaden its customer and industry base.

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

                        (vii) Sales in excess of 10 percent of fiscal 1998 consolidated revenues were made to John Deere in the amount of $18,128,000 or 76% of Company revenues.

                        (viii) Approximate dollar backlog at August 30, 1998, August 31, 1997 and August 25, 1996 was $8,831,000, $6,395,000 and $5,694,000,
                                respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 30, 1998 is scheduled for delivery later than during the current fiscal year.

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

                        (xiii) At August 30, 1998, the Registrant had 106 employees.

                  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

                        The Company has no operations in any foreign country. The Company's export sales in fiscal 1998, 1997, and 1996 were not significant. See Note 7 to the Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT:

                  The following table sets forth certain other information regarding Registrant's executive officers:

                        Name            Age             Position
                  ------------------    ---  ----------------------------------
                  George J. Martin      61   Chairman of the Board
                  Michael J. Pudil      50   President, Chief Executive Officer,
                                             and Director
                  Paul D. Sheely        39   Vice President, Treasurer,
                                             and Assistant Secretary
                  Gerald E. Magnuson    68   Secretary and Director


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

                  Mr. Sheely joined the Company in September 1998 as Vice President of Finance. From 1996 to 1998 he served as Chief Financial Officer of Graseby Medical, Inc., a medical device manufacturer of volumetric infusion pumps.

                  Mr. Magnuson has served as Secretary of the Company since 1961 and as a Director since 1962. He is a retired partner of the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota.

                                      PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS:

                  (a) The common stock of the Company is traded on the and NASDAQ National Market System under the symbol WSCI.
                  (c)

                        COMMON STOCK INFORMATION:

                                                Stock Price
                                          ----------------------
                                             High        Low
                        FISCAL 1998:
                           First quarter    $6-1/2      $5-1/2
                           Second quarter    6           4-9/16
                           Third quarter     7-3/4       5-1/8
                           Fourth quarter    8           6-3/8

                        FISCAL 1997:
                           First quarter    $3-1/4      $2-3/4
                           Second quarter    4           2-5/64
                           Third quarter     3-15/16     3-1/4
                           Fourth quarter    6           3-17/32


                        The Company's credit agreement restricts payment of dividends. The Company has not paid any cash dividends since fiscal 1992 and does not anticipate payment of cash dividends in the foreseeable future.

                  (b) As of November 9, 1998 there were 633 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)


                                                           1998         1997         1996         1995         1994
                                                           ----         ----         ----         ----         ----
Net sales                                               $  23,948   $   24,153    $  20,173    $  30,409   $   30,823

Cost of products sold                                      19,547       20,495       18,555       27,534       28,357
                                                        ---------    ---------    ---------    ---------   ----------
 Gross margin                                               4,401        3,658        1,618        2,875        2,466
Selling and administrative expense                          2,453        2,329        2,145        2,560        2,350
Provisions for plant closing                                    -            -            -            -          704
Pension curtailment (gain)                                      -            -            -         (254)           -
Real estate sale (gain)                                         -            -            -         (890)           -
Interest and other income                                    (162)        (583)        (658)        (109)         (50)
Interest expense                                              190          286          492          645          765
                                                        ---------    ---------    ---------    ---------   ----------

Earnings (loss) from continuing
 operations before taxes                                    1,920        1,626         (361)         923       (1,303)
 Income tax expense (benefit)                                  46           42            6          (22)         (14)
                                                        ---------    ---------    ---------    ---------   ----------
Net earnings (loss)                                     $   1,874   $    1,584    $    (367)   $     945   $   (1,289)
                                                        ---------    ---------    ---------    ---------   ----------
                                                        ---------    ---------    ---------    ---------   ----------

Basic earnings (loss)
 per common share                                       $     .77   $      .65    $    (.15)   $     .39   $     (.54)
                                                        ---------    ---------    ---------    ---------   ----------
                                                        ---------    ---------    ---------    ---------   ----------

Average number of common shares                             2,434        2,425        2,411        2,446        2,382

Diluted earnings (loss) per common
 and dilutive potential common share                    $     .73   $      .64    $    (.15)   $     .37   $     (.54)
                                                        ---------    ---------    ---------    ---------   ----------
                                                        ---------    ---------    ---------    ---------   ----------
Average number of common
 and dilutive potential
 common shares                                              2,555        2,482        2,411        2,575        2,382

Additional information:
Financial Data:
 Working capital                                        $   3,239   $    3,241    $   2,196    $   2,740   $      452
 Total plant and equipment additions                        2,102          507        1,694        2,086          299
 Long-term debt                                             1,802        2,671        4,124        4,852        4,848
 Total assets                                              13,615       12,791       11,573       13,265       16,434
 Cash flow from operations                                  3,047        2,610        1,720        2,262        1,195
 Stockholders' equity                                       7,995        6,055        4,453        4,711        3,704

Financial Ratios:
 Current ratio                                             1.94:1       1.90:1       1.87:1       1.83:1       1.07:1
 Percentage of long term debt to equity                       23%          44%          93%         103%         131%
 Book value per basic common share                      $    3.26   $     2.50    $    1.85    $    1.98   $     1.55
 Cash interest coverage                                    17.2:1        9.8:1        4.4:1        4.1:1        2.5:1


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital of $3,239,000 on August 30, 1998 reflected a slight decrease of $2,000 from the prior year. Larger fluctuations in working capital included an increase in accounts payable and decrease in inventory offset by decreases in current maturities of long-term debt and miscellaneous
accrued expenses and an increase in accounts receivable.    The fiscal 1998
ratio of current assets to current liabilities increased to 1.94 to 1.0 from
1.90 to 1.0 for fiscal 1997.

Cash provided by operating activities in fiscal 1998 increased to $3,047,000. Net earnings and non-cash charges for depreciation primarily accounted for cash provided by operating activities. Cash provided by operations was $2,610,000 in fiscal 1997 and $1,720,000 in fiscal 1996.

Additions to property, plant and equipment from cash were $2,102,000 in fiscal 1998 compared to $507,000 in 1997 and $1,694,000 in 1996 including $1,309,000 and $885,000 of machinery acquired through capital leases in 1998 and 1996, respectively. The major 1998 capital expenditures consisted of the acquisition of new machinery.

Proceeds from the sale of equipment amounted to $537,000 in fiscal 1997 and $644,000 in fiscal 1996 and primarily resulted from disposition of excess equipment related to completed and discontinued manufacturing programs.

The Company's total debt was $1,161,000 lower at August 30, 1998 than the previous year-end. Term debt owed the bank was paid off in fiscal 1998 while capital lease debt increased $683,000 to $2,511,000 at August 30, 1998.

At August 30, 1998 and August 31, 1997 the Company had available a line of credit of $1,000,000.

It is managements' belief that internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 1999.

RESULTS OF OPERATIONS:

Net sales of $23,948,000 decreased $205,000 or .8% from fiscal 1997 sales of $24,153,000 but increased $3,774,000 or 19% from fiscal 1996 sales of $20,174,000. Sales from 1997 to 1998 remained flat as certain manufacturing programs were completed early in fiscal 1998 and thus did not have a full years impact on sales. The primary increase in sales from fiscal 1996 resulted from increased sales in the agribusiness market.

In fiscal 1998, the Company reported net earnings of $1,874,000 or $.73 per share compared to net earnings of $1,584,000 of $.64 per share in 1997 and a net loss of $(367,000) or $(.15) per share in 1996. The net earnings in 1997 included a gain of $410,000 or $.17 per share from the disposition of excess equipment related to completed or discontinued manufacturing programs. The net loss in 1996 included a similar gain of $455,000 or $.18 per share.

The gross margin on parts sold in fiscal 1998 was 18.4% of sales compared to 15.1% of sales and 8.0% of sales in 1997 and 1996, respectively. The increase in gross margin in 1998 can be primarily attributed to cost reductions related to lower headcount, reduced depreciation expense, and increased manufacturing efficiencies.

Selling and administrative expense of $2,453,000 in fiscal 1998 was an increase of $123,000 and $307,000 from fiscal years 1997 and 1996, respectively. The increase from fiscal 1996 to 1998 was related to performance based compensation, depreciation and maintenance of new computer equipment and increased costs of selling efforts including attendance at trade shows. The increase from fiscal 1997 to 1998 is primarily related to an increased level of purchased services resulting from acquisition related activities.

Interest and other income of $162,000 was $421,000 lower in fiscal 1998 than 1997, and $496,000 lower than 1996 primarily due to the gain on the disposition of excess equipment that occurred in each of those prior years.

Interest and other expense of $190,000 in fiscal 1998 was $96,000 lower than 1997 and $302,000 lower than 1996 because of lower debt levels and lower interest rates.

Income tax expense is significantly less than the statutory amount due to the utilization of net operating loss carryforwards in each of fiscal 1998 and 1997. A valuation allowance was recorded against the benefit of the loss incurred in fiscal 1996 due to the uncertainty of realization.

See Notes to Consolidated Financial Statements regarding recent accounting standards to be adopted.

YEAR 2000 COMPLIANCE:

The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business and production activities.

The Company has completed its initial assessment of all currently used computer and network systems as well as its precision machining production equipment and has developed a plan to correct those areas that will be affected by the year 2000 issue. The Company's plan includes replacement or upgrades of certain computer hardware and software. The Company will utilize outside vendors to assist in the upgrade of certain computer systems. For its precision machining equipment, the Company has received written assurance from the equipment manufacturers as to year 2000 compliance of their machines. The Company is also developing a limited testing plan that will test the equipment's ability to maintain operations in the year 2000. The Company estimates that it is 75% complete with respect to its major computer systems and 85% complete with respect to its precision machining equipment in its compliance programs. The Company's goal is to be substantially year 2000 compliant by the end of fiscal 1999.

In addition to reviewing its internal systems, the Company has begun formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products involve any material Year 2000 risks.

The Company presently anticipates that the costs associated with addressing the year 2000 issues compliance will not have a material adverse impact on the Company's financial condition, results of operations or liquidity. Present estimated costs for the Company's compliance programs are less than $25,000.

The Company anticipates that it will complete its Year 2000 assessment and compliance programs by the end of fiscal 1999. However, there can be no assurance the Company will be successful in implementing its programs according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

Although it expects its internal computer and manufacturing systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during calendar year 1999.

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

                  QUARTERLY EARNINGS SUMMARY (UNAUDITED):



                                                                                       Basic          Diluted
                                            Net           Gross            Net        Earnings       Earnings
                                           Sales          Margin        Earnings      Per Share      Per Share
                    FISCAL 1998:
                    First quarter     $  5,313,700     $  805,076     $  246,793      $     .11       $    .10
                    Second quarter       5,677,479      1,125,910        497,971            .20            .20
                    Third quarter        6,634,918      1,302,627        569,395            .23            .22
                    Fourth quarter       6,322,019      1,167,367        559,925            .23            .22


                    FISCAL 1997:
                    First quarter     $  5,590,588     $  776,868     $  616,788(a)   $     .25       $    .25
                    Second quarter       5,770,920        888,703        219,048            .09            .09
                    Third quarter        6,673,338      1,036,850        360,026            .15            .15
                    Fourth quarter       6,118,243        955,901        388,201            .16            .15





                  (a) Includes gain from sale of equipment in the amount of $410,000.

                                      PART III

                  Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, except that portion of Item 10 relating to Executive Officers of the Registrant (which is included in Part I, Item 4A), as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 30, 1998, and such information required by such items is incorporated herein by reference from the proxy statement.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

                  (a)   Documents filed as part of this report:

                        1. Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 16) hereinafter contained for all Consolidated Financial Statements.

                        2.  Financial Statement Schedules:
                            Schedule II - Valuation and Qualifying Accounts - page 31

                            Schedules not listed above have been omitted, because they are either not applicable or not material, or the required information is included in the financial statements or related notes.

                        3.  Exhibits.

                            Exhibit                                       Page
                              No.           Description                    No.
                            ------- ------------------------------------- ----
                             3.1    Articles of Incorporation as amended,
                                    incorporated by reference from
                                    Exhibit 3.1 of the Registrant's
                                    Form 10-K for the year ended
                                    August 28, 1994.

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

                            Exhibit                                       Page
                              No.           Description                    No.
                            ------- ------------------------------------- -----
                             10.5   Employment Agreement between Michael
                                    J. Pudil and Registrant dated
                                    November 4, 1993, is corporated by
                                    reference from Exhibit 10.4 of
                                    Registrant's Form 10K for the fiscal
                                    year ended August 28, 1994.

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

                             16     Letter regarding change in
                                    certifying accountant
                                    incorporated by reference to
                                    Exhibit 1 of the Company's Form
                                    8-K dated January 15, 1996.

                             23.1   Consent of Ernst & Young LLP.          32

                             27     Financial Data Schedule.               33

                  (b)   Reports on Form 8-K.

                        None

                                     SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WASHINGTON SCIENTIFIC INDUSTRIES, INC.


                                BY: /s/ Michael J. Pudil
                                    ----------------------------------
                                    Michael J. Pudil, President and
                                    Chief Executive Officer

                                BY: /s/ Paul D. Sheely
                                    ----------------------------------
                                    Paul D. Sheely
                                    Vice President and Treasurer
DATE:  November 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                       Title                        Date
      ---------                       -----                        -----

/s/ Michael J. Pudil    President, Chief Executive Officer,   November 20, 1998
----------------------- Director
Michael J. Pudil


/s/ Paul Baszucki       Director                              November 20, 1998
-----------------------
Paul Baszucki


/s/ Melvin L. Katten    Director                              November 20, 1998
-----------------------
Melvin L. Katten


/s/ Gerald E. Magnuson  Director                              November 20, 1998
-----------------------
Gerald E. Magnuson


/s/ George J. Martin    Director                              November 20, 1998
-----------------------
George J. Martin


/s/ Eugene J. Mora      Director                              November 20, 1998
-----------------------
Eugene J. Mora

                                      INDEX TO
                   CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                              17
Consolidated Balance Sheets - August 30, 1998 and August 31, 1997           18
Consolidated Statements of Operations - Years Ended August 30, 1998,
  August 31, 1997 and August 25, 1996                                       19
Consolidated Statements of Stockholders' Equity - Years Ended
  August 30, 1998, August 31, 1997, August 25, 1996                         20
Consolidated Statements of Cash Flows - Years Ended August 30, 1998,
  August 31, 1997, August 25, 1996                                          21
Notes to Consolidated Financial Statements                                  22

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                             31

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Washington Scientific Industries, Inc.

We have audited the accompanying consolidated balance sheets of Washington Scientific Industries, Inc. and subsidiaries as of August 30, 1998 and August 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended August 30, 1998, August 31, 1997 and August 26, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Scientific Industries, Inc. and subsidiaries as of August 30, 1998 and August 31, 1997, and the consolidated results of their operations and their cash flows for the years ended August 30, 1998, August 31, 1997 and August 25, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        ERNST & YOUNG LLP


Minneapolis, Minnesota
October 2, 1998

WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 30, 1998 AND AUGUST 31, 1997
--------------------------------------------------------------------------------

                                                      1998            1997
                                                   -----------   -------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                         $ 2,697,104    $  2,847,598
 Accounts receivable, less allowance for doubtful
 accounts of $25,000 at August 30, 1998 and
   $50,000 at August 31, 1997, respectively          2,852,604       2,545,318
 Inventories                                           919,418       1,356,438
 Prepaid and other current assets                      207,100          89,680
                                                   -----------   -------------
       Total current assets                          6,676,226       6,839,034
PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 3):
 Land                                                   66,906          66,906
 Buildings and improvements                          5,186,144       5,171,671
 Machinery and equipment                            18,378,615      16,453,028
                                                   -----------   -------------
                                                    23,631,665      21,691,605
 Less accumulated depreciation                      16,693,157      15,739,582
                                                   -----------   -------------
       Total property, plant, and equipment          6,938,508       5,952,023
                                                   -----------   -------------
                                                   $13,614,734    $ 12,791,057
                                                   -----------   -------------
                                                   -----------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                            $ 1,535,451    $  1,153,995
 Accrued compensation and employee withholdings        709,782         681,102
 Accrued real estate taxes                             170,505         190,850
 Miscellaneous accrued expenses                        312,982         571,081
 Current portion of long-term debt (Note 2)            708,949       1,000,679
                                                   -----------   -------------
       Total current liabilities                     3,437,669       3,597,707

Long-term debt, less current portion (Note 2)        1,802,072       2,671,153

Long-term pension liability (Note 6)                   380,073         467,073

COMMITMENTS (Note 3)
STOCKHOLDERS' EQUITY  (Note 4):
 Common stock, par value $.10 a share; authorized
  10,000,000 shares; issued and outstanding
  2,448,800 and 2,428,980 shares, respectively         244,880         242,898
  Capital in excess of par value                     1,592,515       1,528,785
 Retained earnings                                   6,157,525       4,283,441
                                                   -----------   -------------
       Total stockholders' equity                    7,994,920       6,055,124
                                                   -----------   -------------
                                                   $13,614,734    $ 12,791,057
                                                   -----------   -------------
                                                   -----------   -------------

See notes to consolidated financial statements.

WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 30, 1998, AUGUST 31, 1997, AND AUGUST 25, 1996
-------------------------------------------------------------------------------


                                                                       1998             1997           1996
                                                                       ----             ----           ----
Net sales (Note 7)                                                $ 23,948,116    $  24,153,089   $ 20,173,508

Cost of products sold                                               19,547,136       20,494,767     18,555,266
                                                                 -------------    -------------   ------------
     Gross margin                                                    4,400,980        3,658,322      1,618,242
  Selling and administrative expense                                 2,452,496        2,328,808      2,144,962
  Interest and other income                                           (161,753)        (583,056)      (658,158)
  Interest expense                                                     190,353          286,707        492,328
                                                                 -------------    -------------   ------------
                                                                     2,481,096        2,032,459      1,979,132
                                                                 -------------    -------------   ------------
Profit (loss) before income taxes                                    1,919,884        1,625,863       (360,890)

  Income tax expense (Note 5)                                           45,800           41,800          5,800
                                                                 -------------    -------------   ------------

Net earnings (loss)                                               $  1,874,084    $   1,584,063   $   (366,690)
                                                                 -------------    -------------   ------------
                                                                 -------------    -------------   ------------

Basic earnings (loss) per common share                            $        .77    $         .65   $       (.15)
                                                                 -------------    -------------   ------------
                                                                 -------------    -------------   ------------

Diluted earnings per common and dilutive
  potential common share                                          $        .73    $         .64   $       (.15)
                                                                 -------------    -------------   ------------
                                                                 -------------    -------------   ------------
Weighted average number of common
  shares outstanding                                                 2,434,125        2,424,922      2,410,837
                                                                 -------------    -------------   ------------
                                                                 -------------    -------------   ------------

Weighted average number of common and
  dilutive potential common shares                                   2,555,518        2,481,873      2,410,837
                                                                 -------------    -------------   ------------
                                                                 -------------    -------------   ------------

See notes to consolidated financial statements.

WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK         CAPITAL                           TOTAL
                                            ---------------------    IN EXCESS         RETAINED     STOCKHOLDERS'
                                            SHARES         AMOUNT   OF PAR VALUE       EARNINGS         EQUITY
                                            ------         ------   ------------       --------         ------
BALANCE AT AUGUST 27, 1995               2,384,651    $   238,465     $1,406,299     $3,066,068     $4,710,832
 Net loss                                        -              -              -       (366,690)      (366,690)
 Exercise of stock options                  36,199          3,620        105,299              -        108,919
                                        ----------    -----------    -----------     ----------     ----------

BALANCE AT AUGUST 25, 1996               2,420,850        242,085      1,511,598      2,699,378      4,453,061
                                        ----------    -----------    -----------     ----------     ----------
 Net Earnings                                    -              -              -      1,584,063      1,584,063
 Exercise of stock options                   8,130            813         17,187              -         18,000
                                        ----------    -----------    -----------     ----------     ----------

BALANCE AT AUGUST 31, 1997               2,428,980    $   242,898     $1,528,785     $4,283,441     $6,055,124
                                        ----------    -----------    -----------     ----------     ----------

 Net earnings                                    -              -              -      1,874,084      1,874,084
 Exercise of stock options                  19,820          1,982         63,730              -         65,712
                                        ----------    -----------    -----------     ----------     ----------

BALANCE AT AUGUST 30, 1998               2,448,800    $   244,880     $1,592,515     $6,157,525     $7,994,920
                                        ----------    -----------    -----------     ----------     ----------
                                        ----------    -----------    -----------     ----------     ----------

See notes to consolidated financial statements.

WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 30, 1998, AUGUST 31, 1997, AND AUGUST 25, 1996
--------------------------------------------------------------------------------

                                                                                     1998              1997                 1996
                                                                                     ----              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $  1,874,084      $  1,584,063       $    (366,690)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                  1,115,529         1,365,863           2,038,939
    Gain on sale of property, plant, and equipment
        and other assets                                                                   -          (508,365)           (594,300)
    Increase (decrease) in pension liability                                         (87,000)            8,571              47,289
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                         (307,286)         (676,376)          1,866,516
        Inventories                                                                  437,020          (257,825)           (474,375)
        Prepaid and other current assets                                            (117,420)           34,031              70,840
      (Decrease) increase in accounts payable and accrued expenses                   131,692         1,013,105            (868,092)
                                                                               -------------      ------------       -------------
        Net cash provided by operating activities                                  3,046,619         2,563,067           1,720,127

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                       (793,497)         (507,002)           (809,224)
  Proceeds from sale of equipment and other assets                                         -           536,720             644,000
  Proceeds on note receivable                                                              -                 -             217,402
                                                                               -------------      ------------       -------------
        Net cash provided by (used in) investing activities                         (793,497)           29,718              52,178

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                      (2,469,328)       (1,405,926)         (1,498,539)
  Issuance of common stock                                                            65,712            18,000             108,920
                                                                               -------------      ------------       -------------
        Net cash used in financing activities                                     (2,403,616)       (1,387,926)         (1,389,619)
                                                                               -------------      ------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (150,494)        1,204,859             382,686

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     2,847,598         1,642,739           1,260,053
                                                                               -------------      ------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  2,697,104      $  2,847,598       $   1,642,739
                                                                               -------------      ------------       -------------
                                                                               -------------      ------------       -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                    $    192,071      $    297,123       $     509,561
    Income taxes                                                                      71,777             5,800               5,800
  Noncash investing and financing activities:
    Acquisition of machinery through capital lease                                 1,308,517                 -             885,330

See notes to consolidated financial statements.

WASHINGTON SCIENTIFIC INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 30, 1998, AUGUST 31, 1997, AND AUGUST 25, 1996

-------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR - Washington Scientific Industries, Inc. and subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 1998 and 1996 each consisted of 52 weeks. Fiscal 1997 consisted of 53 weeks.

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

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of approximately $155,000 and $155,000 at August 30, 1998 and August 31, 1997, respectively. Inventories consist primarily of work-in-process.

     DEPRECIATION - The cost of buildings and substantially all equipment is being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

     Buildings and improvements                   15 to 32 years
     Machinery and equipment                       3 to 10 years
     Transportation equipment                      3 to  5 years

     The Company evaluates long-term assets on a periodic basis in compliance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The adoption of this Statement in fiscal 1997 did not have a material impact on the Company's financial position, results of operations or liquidity.

     INCOME TAXES - The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

     REVENUE RECOGNITION - Revenues from sales of product are recorded upon shipment. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses relating to customers have been minimal and within management's expectations.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requiring dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average diluted shares outstanding, which includes the dilutive effect of options outstanding. SFAS No. 128 was adopted by the Company on August 30, 1998. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

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

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an entity except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement. The adoption of Statement 130 is not expected to have a material effect on the Company's financial statements.

     In June 1997, the FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 is effective for financial statements for periods beginning after December 31, 1997. Statement 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The adoption of Statement 131 is not expected to have a material effect on the Company's financial statements.

     In February 1998, the FASB issued Statement 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 modifies the disclosure requirements for pensions and other postretirement benefits, but does not change the measurement or recognition of those plans. Statement 132 is effective for financial statements for periods beginning after December 15, 1997. The adoption of Statement 132 is not expected to have a material effect on the Company's financial statements.

     RECLASSIFICATION - Certain prior year items have been reclassified to conform to the current year presentation.

2.   DEBT

     Long-term debt consisted of the following:

                                                   August 30,     August 31,
                                                     1998           1997
                                                     ----           ----
     Bank term debt                             $          -     $  1,844,117
     Capitalized lease obligations (Note 3)        2,511,021        1,827,715
                                                ------------     ------------
                                                   2,511,021        3,671,832
     Less current portion                            708,949        1,000,679
                                                ------------     ------------
     Long-term debt                             $  1,802,072     $  2,671,153
                                                ------------     ------------
                                                ------------     ------------

     During fiscal 1997, the Company renegotiated its term debt and its line of credit with the same bank with which the Company previously had its debt and line of credit. The agreement required principal payments of $37,500 per month with the loan balance due at March 31, 2000. At August 30, 1998, the balance of term debt was $0. Interest on the term debt is calculated at the bank's base rate (8.5% at August 30, 1998 and August 31, 1997) plus 1.75%.

     Interest on the line of credit is at the bank's base rate plus 0.5 percentage points for August 30, 1998 and August 31, 1997 and expires March 31, 2000. The agreement provides for secured borrowing of up to $1,000,000; however, the Company is charged an annual unused credit line fee of 0.5%. At August 30, 1998, and August 31, 1997 there was no balance outstanding on the line of credit.

     Restrictive provisions of the agreement require, among other provisions, that the Company (1) maintain a net worth of not less than $3,000,000, (2) maintain a ratio of liabilities to net worth not greater than 4.0 to 1.0,
     (3) limit capital expenditures to $3,000,000 in each fiscal year with no more than $1,000,000 coming from its line of credit and (4) maintain a defined cash flow coverage ratio of no less than 1.1 to 1.0. Cash dividends are fully restricted. At August 30, 1998, the Company was in compliance with the various covenants of the credit agreement.

     The notes, line of credit and capital leases are collateralized by the receivables, inventories, and property, plant, and equipment of the Company.

3.   COMMITMENTS

     LEASES - Included in the consolidated balance sheet at August 30, 1998 are cost and accumulated depreciation on equipment subject to capitalized leases of $4,526,435 and $1,826,568, respectively. At August 30 1997, the amounts were $3,175,430 and $1,259,878, respectively.

     The present value of the net minimum payments on capital leases as of August 30, 1998 is as follows:

                                                            Capital
                                                            Leases
                                                       ------------
     Fiscal years ending August:
          1999                                         $    898,138
          2000                                              621,806
          2001                                              415,292
          2002                                              415,292
          2003                                              294,588
          Thereafter                                        388,453
                                                       ------------
     Total minimum lease payments                         3,033,569
     Less amount representing interest                      522,548
                                                       ------------
     Present value of net minimum lease payments          2,511,021
     Current portion                                        708,949
                                                       ------------
     Capital lease obligation, less current portion    $  1,802,072
                                                       ------------
                                                       ------------

4.   STOCK OPTIONS

     STOCK OPTIONS - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

     In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. At August 30, 1998, 107,666 shares remained reserved and available for grant under the plan.

     No shares remain reserved, available for grant or outstanding under the 1981 employee incentive stock option plan at August 30, 1998.

     Option transactions during the three years ended August 30, 1998 are summarized as follows:



                                                 1981 Employee
                                                    Incentive             1987 Stock               1994 Stock
                                                    Option Plan           Option Plan              Option Plan
                                                 -------------------   ---------------------   ---------------------
                                                            Average                Average                  Average
                                                 Shares      Price      Shares      Price        Shares      Price
                                                 ------      -----      ------      -----        ------      -----
     Outstanding at August 27, 1995              30,050    $   3.10     140,000    $   2.19      10,000   $    3.83
        Granted                                       -           -      25,000        3.88      16,000        3.88
        Lapsed                                      (75)       3.25      (1,000)       3.25           -           -
        Exercised                               (27,975)       3.14      (9,000)       2.69           -           -
                                                -------                  ------                --------

     Outstanding at August 25, 1996               2,000        2.50     155,000        2.42      26,000        3.86
        Granted                                       -           -           -           -     101,000        4.62
        Lapsed                                        -           -      (8,000)       3.36           -           -
        Exercised                                (2,000)       2.50      (7,000)       2.21           -           -
                                                -------                  ------                --------
     Outstanding at August 31, 1997                   -           -     140,000        2.38     127,000        4.46
        Granted                                       -           -           -                  25,000        4.75
        Lapsed                                        -           -           -           -      (9,666)       4.03
        Exercised                                     -           -     (12,000)       3.01      (8,334)       3.85
                                                -------                 -------                --------

     Outstanding at August 30, 1998                   -           -     128,000    $   2.32     134,000   $    4.58
                                                -------                 -------                --------

     Options exercisable at August 30, 1998           -    $      -     128,000    $   2.32      71,504   $    4.34
                                                -------                 -------                --------
                                                -------                 -------                --------



     The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS
     123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 1998, fiscal 1997 and fiscal 1996 as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.


                                           1998      1997       1996
                                           ----      ----       ----
     Dividend yield                        None      None       None
     Expected volatility                  43.9%     38.9%      38.9%
     Risk free interest rate               5.5%     6.38%      6.38%
     Expected term                      5 years   5 years   10 years


     The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                     Years ended
                                                  ---------------------------------------------------
                                                  August 30, 1998   August 31, 1997   August 25, 1996
                                                  ---------------   ---------------   ---------------
     Net Income (loss):
         As reported                               $    1,874,084   $  1,584,063      $     (366,690)
         Pro forma                                 $    1,738,962   $  1,550,636      $     (377,938)

     Income (loss) per basic common share:
         As reported                               $          .77   $        .65      $         (.15)
         Pro forma                                 $          .71   $        .64      $         (.16)

     Income (loss) per diluted common share:
         As reported                               $          .73   $        .64      $         (.15)
         Pro forma                                 $          .68   $        .62      $         (.16)



     The pro forma impact is not indicative of future periods, as a result of the phase-in provision of SFAS 123.

     As of August 30, 1998, there were 113,000 options outstanding with exercise prices between $2.00 and $2.13, 99,000 options outstanding with exercise prices between $3.50 and $4.75, and 50,000 options outstanding with an exercise price of $5.63. At August 30, 1998, outstanding options had a weighted-average remaining contractual life of 6.3 years.

     The number of options exercisable as of August 30, 1998, August 31, 1997 and August 25, 1996 were 199,504, 168,000, and 149,336 respectively, at weighted average share prices of $3.04, $2.60, and $2.28 per share, respectively.

     The weighted average fair value of options granted during the years ended August 30, 1998, August 31, 1997, and August 25, 1996 was $2.82, $2.83, and
     $2.29 per share, respectively.

5.   INCOME TAXES

     Income tax expense (benefit) consisted of the following:


                                             Years Ended
                              -----------------------------------------
                                August 30      August 31,    August 25,
                                  1998           1997          1996
                                  ----           ----          ----
     Currently payable:
       Federal                $    40,000    $    36,000             -
       State                        5,800          5,800    $    5,800
                              -----------    -----------    ----------
                              $    45,800         41,800         5,800
     Deferred:
       Federal                          -              -             -
       State                            -              -             -
                              -----------    -----------    ----------
       Total                  $    45,800    $    41,800    $    5,800
                              -----------    -----------    ----------
                              -----------    -----------    ----------


     A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                                       Years Ended
                                                       ------------------------------------------
                                                          August 30,     August 31,    August 25,
                                                             1998           1997          1996
                                                             ----           ----          ----
     Ordinary federal income tax statutory rate              35.0%          35.0%        (35.0)%
     Limitation on (utilization of) tax assets              (34.0)         (34.0)         34.0
     State income taxes, net of federal tax benefit           0.2            0.2           1.6
     Impact of graduated income tax                          (1.0)          (1.0)          1.0
     Other                                                    2.2            2.4             -
                                                            ------         ------        ------
     Taxes provided                                           2.4%           2.6%          1.6%
                                                            ------         ------        ------
                                                            ------         ------        ------


     Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                        Year ended August 30,  Year ended August 31,
                                                1998                   1997
                                       ---------------------------------------------
     DEFERRED TAX ASSETS

     Accrued liabilities                  $     170,424          $     198,232
     Inventory valuation accruals                52,700                 52,816
     Net operating loss carryforwards           700,224              1,281,593
     Tax credit carryforwards                   524,599                505,750
     Contribution carryforwards                  55,545                  5,747
     Other                                        9,360                 56,251
                                       ---------------------------------------------
                                              1,512,852              2,100,389
     DEFERRED TAX LIABILITIES
     Tax depreciation less than book            259,824                184,330
                                       ---------------------------------------------
     Net deferred tax assets                  1,253,028              1,916,059
     Valuation allowance                     (1,253,028)            (1,916,059)
                                       ---------------------------------------------
                                          $           -          $           -
                                       ---------------------------------------------
                                       ---------------------------------------------


     As of August 30, 1998, the Company had federal, Minnesota, and California state income tax net operating loss carryforwards of approximately $2,059,000, $60,000, and $644,000, respectively, of which most will expire in fiscal years 2008 and 2009. Also as of August 30, 1998, the Company had $478,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

6.   EMPLOYEE BENEFITS

     The Company combined its two non-contributory pension plans into one plan effective February 1, 1995, for employees who are at least 21 years of age and have completed at least one year of service. Benefits for the union employees are based on years of service and a pre-established rate in the year of retirement. Benefits for non-union employees are based on years of service and a percentage of annual compensation in the five years preceding retirement. Plan assets consist primarily of shares of a balanced fund offered by a major regional bank.

     Net periodic pension cost consisted of the following:


                                                                            Years Ended
                                                       -------------------------------------------------
                                                            1998                1997            1996
                                                            ----                ----            ----
     Service cost - benefits earned during the year    $    128,068        $    141,872     $   152,055
     Interest cost on projected benefit obligation          461,123             472,272         461,780
     Actual return on plan assets                           (18,369)         (1,502,308)       (685,255)
     Net amortization and deferral                         (657,893)            896,735         118,709
                                                       ------------        ------------     -----------
     Net periodic pension cost                         $    (87,071)       $      8,571     $    47,289
                                                       ------------        ------------     -----------
                                                       ------------        ------------     -----------


     The funded status of the plans and the amount recognized on the balance sheet are as follows:


                                                                      Years Ended
                                                         --------------------------------------
                                                           August 31, 1998     August 30, 1997
                                                         -----------------     ----------------
     Actuarial present value of benefit obligations:
       Vested benefits                                      $  6,906,823        $    5,989,955
       Nonvested benefits                                        202,955               170,325
                                                            ------------        --------------
       Accumulated benefit obligations                         7,109,778             6,160,280
       Effect of projected future compensation
         increases                                               218,397               203,575
                                                            ------------        --------------
     Projected benefit obligations                             7,328,175             6,363,855
     Plan assets at fair value                                 7,626,174             7,956,391
                                                            ------------        --------------
     Plan assets (in excess of) less than projected
         benefit obligations                                    (297,999)           (1,592,536)
     Unrecognized net gain (loss)                              1,070,750             2,181,438
     Unrecognized prior-service cost                            (641,638)             (414,403)
     Unrecognized net transition assets                          248,960               292,574
                                                            ------------        --------------
     Pension liability                                      $    380,073        $      467,073
                                                            ------------        --------------
                                                            ------------        --------------

     Weighted average discount rate                                 7.00%                 7.25%
     Rate of increase in future compensation
         levels, non-union employees                                4.25%                 4.25%
     Expected long-term rate of return on
         plan assets                                                 9.0%                  9.0%


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

     All employees are eligible to participate in the Company's retirement savings 401(k) plan. The Company matches contributions up to 25% of the first 6% of employee contributions to the plan. Further discretionary contributions are authorized by the Board of Directors. Contributions charged to operations for fiscal 1998, 1997 and 1996, were approximately $51,710, $47,836, and $66,648, respectively.

7.   INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

     The Company had sales to five customers which exceeded 10 percent of total sales during any one of fiscal years 1998, 1997 or 1996 as listed below:

                                   Fiscal Year Sales
        -------------------------------------------------------------------

        Customer            1998                 1997               1996
        --------            ----                 ----               ----
          #1        $    18,128,000     $    17,604,000     $    12,246,000
          #2        $     1,666,000     $     1,298,000     $     1,449,000
          #3        $       182,000     $     1,769,000     $     2,077,000
          #4        $             0     $       120,000     $     1,392,000
          #5        $             0     $             0     $     1,379,000


8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                          1998           1997           1996
                                                                          ----           ----           ----
     Net Income (loss)                                              $  1,874,084   $  1,584,063    $  (366,690)
     Denominator for earnings per share:

      Weighted average shares;
      denominator for basic earnings
      per share                                                        2,434,125      2,424,922      2,410,837

      Effect of dilutive securities;
      employee and nonemployee options                                   121,393         56,951              0
                                                                    ------------   ------------    -----------

      Dilutive common shares;
      denominator for diluted earnings
      per share                                                        2,555,518      2,481,873      2,410,387

     Basic earnings (loss) per share                                $        .77   $        .65    $     (.15)
                                                                    ------------   ------------    -----------
                                                                    ------------   ------------    -----------

     Dilutive earnings (loss) per share                             $        .73   $        .64    $     (.15)
                                                                    ------------   ------------    -----------
                                                                    ------------   ------------    -----------


WASHINGTON SCIENTIFIC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------


                                     BALANCE AT           NET ADDITIONS                          BALANCE AT
                                     BEGINNING            CHARGED TO             NET               END OF
     DESCRIPTION                      OF PERIOD        COST AND EXPENSES      DEDUCTIONS           PERIOD
     -----------                     ----------       ------------------     -----------          -------
Reserves deducted
     from assets to
     which it applies:

   ALLOWANCE FOR
     DOUBTFUL
     ACCOUNTS:

   Year ended
     August 25, 1996                $       55,000     $                    $     5,000 (1)      $      50,000
                                    --------------     --------------       -----------          -------------
                                    --------------     --------------       -----------          -------------

   Year ended
     August 31, 1997                $       50,000     $                    $                    $      50,000
                                    --------------     --------------       -----------          -------------
                                    --------------     --------------       -----------          -------------

   Year ended
     August 30, 1998                $       50,000     $                    $    25,000 (3)      $      25,000
                                    --------------     --------------       -----------          -------------
                                    --------------     --------------       -----------          -------------

   ALLOWANCE FOR
     EXCESS OR
     OBSOLETE
     INVENTORY:

   Year ended

   Year ended
     August 25, 1996                $      334,051     $       16,716       $   334,051 (2)      $      16,716
                                    --------------     --------------       -----------          -------------
                                    --------------     --------------       -----------          -------------

   Year ended
     August 31, 1997                $       16,716     $      155,342       $    16,716 (2)      $     155,342
                                    --------------     --------------       -----------          -------------
                                    --------------     --------------       -----------          -------------

   Year ended
     August 30, 1998                $      155,342     $                    $       342 (2)      $     155,000
                                    --------------     --------------       -----------          -------------
                                    --------------     --------------       -----------          -------------



(1) Receivables determined to be uncollectible are charged against reserves, net of collections on accounts previously written off.

(2)  Write-offs of excess or obsolete inventory.

(3) Level of reserve reduced due to management assessment of exposure to potential write-offs.