Form 10-Q
period 1998-11-29
WSI INDUSTRIES INC
filed 1999-01-13
CIK 104897

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended              NOVEMBER 29, 1998
                               ----------------------------------------------
                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------
Commission File Number                0-619
                       ------------------------------------

                    WSI INDUSTRIES, INC.
--------------------------------------------------------------------
     (Exact name of registrant, as specified in its charter)


          MINNESOTA                                        41-0691607
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I. R. S. Employer
  incorporation of organization)                        Identification No.)


     LONG LAKE, MINNESOTA                                       55356
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (612)  473-1271
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
---------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such
filing requirements for the past 90 days.              Yes    X       No
                                                           ------        ------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     2,449,800 Common Shares were outstanding as of December 31, 1998.

                                WSI INDUSTRIES, INC.

                                   AND SUBSIDIARY

                                       INDEX


                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Balance Sheets November 29, 1998 (Unaudited)
               and August 30, 1998                                           3

               Consolidated Statements of Operations
               Thirteen weeks ended November 29, 1998 and
               November 30, 1997 (Unaudited)                                 4

               Consolidated Statements of Cash Flows
               Thirteen weeks ended November 29, 1998 and
               November 30, 1997 (Unaudited)                                 5

               Notes to Consolidated Financial Statements (Unaudited)     6, 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8, 9, 10


PART II.  OTHER INFORMATION:

     Item 5.   Other Information                                            11

     Item 6.   Exhibits and Reports on Form 8-K                             11

     Signatures                                                             11

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WSI INDUSTRIES,  INC.
                                AND  SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              NOVEMBER 29,                 AUGUST 30,
                                                                 1998                         1998
                                                              ------------                 ----------
ASSETS
--------
Current Assets:
   Cash and cash equivalents                                   $2,616,481                  $2,697,104
   Accounts receivable                                          2,498,249                   2,852,604
   Inventories                                                    970,993                     919,418
   Prepaid and other current assets                               139,128                     207,100
                                                               ----------                  ----------
      Total Current Assets                                      6,224,851                   6,676,226

Property, Plant and Equipment -- Net                            7,568,605                   6,938,508
                                                              -----------                 -----------
                                                              $13,793,456                 $13,614,734
                                                              -----------                 -----------
                                                              -----------                 -----------

Liabilities and Stockholders' Equity

Current Liabilities:
   Trade accounts payable                                       1,125,194                   1,535,451
   Accrued compensation and employee withholdings                 382,670                     434,582
   Miscellaneous accrued expenses                                 448,110                     758,687
   Current portion of long-term debt                              816,455                     708,949
                                                              -----------                 -----------
      Total Current Liabilities                                 2,772,429                   3,437,669

Long-term Debt, less current portion                            2,374,739                   1,802,072

Long-term Pension Liability                                       374,397                     380,073

Stockholders' Equity:

   Common stock issued and
      outstanding, 2,448,800 shares                               244,880                     244,880
   Capital in excess of par value                               1,592,515                   1,592,515
   Retained earnings                                            6,434,496                   6,157,525
                                                              -----------                 -----------
      Total Stockholders' Equity                                8,271,891                   7,994,920
                                                              -----------                 -----------
                                                              $13,793,456                 $13,614,734
                                                              -----------                 -----------
                                                              -----------                 -----------



See notes to consolidated financial statements.

                                  WSI INDUSTRIES, INC.
                                    AND  SUBSIDIARY
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Unaudited)




                                                       13 weeks ended
                                               -------------------------------
                                               November 29,       November 30,
                                                   1998               1997
                                               ------------       ------------
Net sales                                      $5,640,708         $5,313,700

Cost of products sold                           4,815,677          4,508,624
                                               ------------       ------------

  Gross margin                                    825,031            805,076

Selling and administrative expense                543,638            526,139

Interest and other income                         (67,071)           (21,456)

Interest and other expense                         59,692             44,600
                                               ------------       ------------
Earnings from operations
  before income taxes                             288,772            255,793

Income tax expense                                 11,800              9,000
                                               ------------       ------------

Net earnings                                     $276,972           $246,793
                                               ------------       ------------
                                               ------------       ------------

Basic earnings per share                            $0.11              $0.10
                                               ------------       ------------
                                               ------------       ------------

Diluted earnings per share                          $0.11              $0.10
                                               ------------       ------------
                                               ------------       ------------

Weighted average number of common
  shares outstanding                            2,448,800          2,428,980
                                               ------------       ------------
                                               ------------       ------------

Weighted average number of common and
  dilutive potential common shares              2,552,053          2,544,227
                                               ------------       ------------
                                               ------------       ------------


See notes to consolidated financial statements.

                                WSI INDUSTRIES, INC.
                                  AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                  13 weeks ended
                                                                         ------------------------------
                                                                         November 29,       November 30,
                                                                             1998               1997
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                            $276,972            $246,793
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Gain on sale of property, plant & equipment                         (2,605)                -
         Depreciation and amortization                                      317,990             279,000
         (Decrease) in pension liability                                     (5,676)            (21,750)
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                         354,355            (168,303)
         (Increase) in inventories                                          (51,575)            (11,709)
         Decrease in prepaid expenses                                        67,971              17,901
         Increase (decrease) in accounts payable and
             accrued expenses                                              (769,247)             44,751
                                                                         ------------       -----------
      Net cash provided by operating activities                             188,185             386,683

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                            2,605                 -
   Purchases of property, plant & equipment                                 (89,587)           (487,156)
                                                                         ------------       -----------
      Net cash provided by (used in) investing activities                   (86,982)           (487,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                              (181,826)             73,077
                                                                         ------------       -----------
      Net cash provided by (used in) financing activities                  (181,826)             73,077
                                                                         ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (80,623)            (27,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,697,104           2,847,598
                                                                         ------------       -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                     $2,616,481          $2,820,202
                                                                         ------------       -----------
                                                                         ------------       -----------

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                              $59,631             $44,579
      Income taxes                                                           $6,000             $27,250
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                       $858,500                 -

See notes to consolidated financial statements.

                                     WSI INDUSTRIES, INC.

                                        AND SUBSIDIARY

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS:

          The consolidated balance sheet as of November 29, 1998, the consolidated statements of operations for the thirteen weeks ended November 29, 1998 and November 30, 1997 and the consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

          The balance sheet at August 30, 1998, is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Thirteen weeks ended
                                              -----------------------------
                                               November 29,   November 30,
                                                   1998           1997
                                              -------------  --------------
Numerator for basic and diluted
earnings per share:
     Net Earnings                              $    276,972  $    246,793
                                              -------------  ------------
                                              -------------  ------------

Denominator:
     Denominator for basic earnings
     per share - weighed average shares           2,448,800      2,428,980

     Effect of dilutive securities:
          Employee/and non-employee options         103,253        115,247
                                              -------------  -------------

     Dilutive common shares
          Denominator for diluted earnings
          per share                               2,552,053      2,544,227
                                              -------------  -------------
                                              -------------  -------------

Basic earnings per share                      $        0.11  $        0.10
                                              -------------  -------------
                                              -------------  -------------

Diluted earnings per share                    $        0.11  $        0.10
                                              -------------  -------------
                                              -------------  -------------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                        AND

                               RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

          Net sales of $5,641,000 for the quarter ending November 29, 1998 increased $327,000 or 6% from the same period of the prior year. Sales growth resulted from an increase in sales in the recreational vehicle market.

          Gross margin remained steady at 15% in comparison to the year ago period. Gross margin is lower than the full year 1998 rate of 18% due primarily to higher depreciation costs and larger than anticipated equipment repair and maintenance expenditures.

          Selling and administrative expense was $544,000 in the period as compared to $526,000 in the prior year period. Both period's expenses represented about 10% of sales in their respective years.

          Interest and other income was $46,000 higher than the comparable period of the prior year due to increased interest income from a higher average money market investment balance.

          Interest and other expense increased $15,000 in the period versus the year prior due to the addition of $859,000 of capital leases.

          In the thirteen week period ended November 29, 1998, the Company recorded a tax provision of $11,800 to cover mandatory state income taxes and federal alternative minimum taxes, and was able to recognize the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES:

          On November 29, 1998 working capital was $3,452,000 compared to $3,238,000 at August 30, 1998, an increase of $214,000, due primarily to lower accrued compensation. The ratio of current assets to current liabilities at November 29, 1998 and August 30, 1998 was 2.25 to 1.0 and
     1.94 to 1.0, respectively.

          Cash provided from operating activities was $188,000 in the current period versus $387,000 in the prior year. The decrease resulted primarily from the level of accounts receivable at the end of each period as compared to the levels at the beginning of each fiscal year.

          Long term debt increased $573,000 to $2,375,000 at November 29, 1998 as compared to August 30, 1998. The increase resulted from new machinery and equipment acquired via capital lease during the period.

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

CAUTIONARY STATEMENT:

          Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services; (iiii) Year 2000 issues which may result in computer system failures or disruption of operations including engaging in routine business activities. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II.  OTHER INFORMATION:

     Item 5.   OTHER INFORMATION

          At the Company's annual meeting on January 7, 1999, the shareholders approved a change in the Company's legal name to WSI Industries, Inc. The change was adopted as the general public and the contract machining industry refer to the Company as WSI and Washington Scientific was no longer descriptive of the business. The Company's new CUSIP number is 92932Q 10 2. At the annual meeting the Company also proposed an amendment to the articles of incorporation to authorize "blank check" preferred stock. This item did not receive the necessary shareholder votes for approval.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

               A. Exhibit 3   Restated Articles of Incorporation

               B. Exhibit 27  Financial Data Schedule, Q1, Fiscal 1999

               C. There were no reports on Form 8-K for the thirteen weeks ended November 29, 1998.


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WSI INDUSTRIES, INC.

Date:  January 12, 1999                          /s/ Michael J. Pudil
       ----------------                    --------------------------------
                                           Michael J. Pudil, President & CEO


Date:  January 12, 1999                          /s/ Paul D. Sheely
       ----------------                    -----------------------------------
                                           Paul D. Sheely, Vice President & CFO