Form 10-Q
period 1999-02-28
WSI INDUSTRIES INC
filed 1999-04-15
CIK 104897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            February 28, 1999
                               ---------------------------------------------
                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission File Number              0-619
                       ---------------------------------

                              WSI Industries, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


         Minnesota                                              41-0691607
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (I. R. S. Employer
  incorporation of organization)                             Identification No.)

         Long Lake, Minnesota                                         55356
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (612) 473-1271
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,453,425 Common Shares were outstanding as of March 31, 1999.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                  Page No.
                                                                                ------------
PART I.    FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Consolidated Balance Sheets February 28, 1999 (Unaudited)
              and August 30, 1998                                                       3

              Consolidated Statements of Operations
              Thirteen and Twenty-Six weeks ended February 28, 1999 and
              Thirteen and Twenty-Six weeks ended March 1, 1998 (Unaudited)             4

              Consolidated Statements of Cash Flows
              Twenty-Six weeks ended February 28, 1999 and Twenty-Six weeks
              ended March 1, 1998 (Unaudited)                                           5

              Notes to Consolidated Financial Statements (Unaudited)              6, 7, 8

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             9, 10, 11

PART II.  OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of the Security Holders                  12

     Item 5.  Exhibits and Reports on Form 8-K                                         12

     Signatures                                                                        12

Part I. Financial Information

        ITEM I.  FINANCIAL STATEMENTS

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     February 28,            August 30,
ASSETS                                                                   1999                   1998
                                                                         ----                   ----
   Current Assets:
        Cash and cash equivalents                                 $           0        $    2,697,104
        Accounts receivable                                           3,190,683             2,852,604
        Inventories                                                   3,862,143               919,418
        Prepaid and other current assets                                114,468               207,100
                                                                  -------------        --------------
          Total Current Assets                                        7,167,294             6,676,226

   Property, Plant and Equipment - Net                                9,508,188             6,938,508

   Intangible Assets                                                  2,687,043                     0
                                                                  -------------        --------------

                                                                  $  19,362,525        $   13,614,734
                                                                  -------------        --------------
                                                                  -------------        --------------


LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
           Trade accounts payable                                 $   1,746,552        $    1,535,451
           Accrued compensation and employee withholdings               502,219               434,582
           Miscellaneous accrued expenses                               828,804               758,687
           Current portion of long-term debt                          1,083,122               708,949
                                                                  -------------        --------------

               Total Current Liabilities                              4,160,697             3,437,669

      Long term debt, less current portion                            6,976,948             1,802,072

      Long term pension liability                                       365,883               380,073

      Stockholders' Equity:

           Common stock issued, 2,453,425 and
              2,448,800 shares respectively                             245,343               244,880
           Capital in excess of par value                             1,600,301             1,592,515
           Retained earnings                                          6,013,353             6,157,525
                                                                  -------------        --------------

               Total Stockholders' Equity                             7,858,997             7,994,920
                                                                  -------------        --------------

                                                                  $  19,362,525        $   13,614,734
                                                                  -------------        --------------
                                                                  -------------        --------------

See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            13 weeks ended                       26 weeks ended
                                    ------------------------------     ------------------------------
                                     February 28,        March 1,         February 28,      March 1,
                                         1999              1998               1999            1998
                                    --------------   -------------     ---------------  -------------
Net sales                           $   3,729,158    $   5,677,479     $   9,369,866    $  10,991,179

Cost of products sold                   3,563,151        4,551,569         8,378,828        9,060,193
                                    -------------    -------------     -------------    -------------

     Gross margin                         166,007        1,125,910           991,038        1,930,986

Selling and administrative expense        578,661          604,352         1,122,299        1,130,491

Interest and other income                 (65,595)         (24,859)         (132,666)         (46,315)

Interest and other expense                 67,385           40,646           127,077           85,246
                                    -------------    -------------     -------------    -------------
Earnings from operations
  before income taxes                    (414,444)         505,771          (125,672)         761,564

Income tax expense                          6,700            7,800            18,500           16,800
                                    -------------    -------------     -------------    -------------

Net earnings                        $    (421,144)   $     497,971     $    (144,172)   $     744,764
                                    -------------    -------------     -------------    -------------
                                    -------------    -------------     -------------    -------------

Basic earnings per share            $       (0.17)   $        0.20     $       (0.06)   $        0.31
                                    -------------    -------------     -------------    -------------
                                    -------------    -------------     -------------    -------------

Diluted earnings per share          $       (0.17)   $        0.20     $       (0.06)   $        0.29
                                    -------------    -------------     -------------    -------------
                                    -------------    -------------     -------------    -------------

Weighted average number of
  common and dilutive potential
  common shares                         2,451,696        2,432,483         2,450,248        2,430,732
                                    -------------    -------------     -------------    -------------
                                    -------------    -------------     -------------    -------------

Weighted average number of
  common and dilutive potential
  common shares                         2,547,947        2,527,257         2,550,000        2,535,742
                                    -------------    -------------     -------------    -------------
                                    -------------    -------------     -------------    -------------


See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     26 weeks ended
                                                                          -------------------------------
                                                                              February 28,     March 1,
                                                                                  1999           1998
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $    (144,172)    $   744,764
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Gain on sale of property, plant & equipment                        (40,230)              -
              Depreciation and amortization                                      626,336         559,000
              (Decrease) in pension liability                                    (14,190)        (43,500)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                         405,735        (277,067)
              (Increase) decrease in inventories                              (1,143,384)         59,349
              Decrease in prepaid expenses                                        98,439          10,345
              Increase (decrease) in accounts payable and
                 accrued expenses                                               (247,194)        855,156
                                                                           --------------    -----------
         Net cash provided by (used in) operations                              (458,660)      1,908,047

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                              40,230               -
     Purchase of property, plant and equipment                                  (185,126)       (510,287)
     Purchase of subsidiary (net of cash acquired)                            (6,667,124)              -
                                                                              -----------    -----------
         Net cash provided by (used in) investing activities                  (6,812,020)       (510,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                                 (384,674)       (586,537)
     Proceeds from issuance of long term debt                                  4,950,000               -
     Issuance of common stock                                                      8,250          14,250
                                                                           -------------     -----------
         Net cash provided by (used in) financing activities                   4,573,576        (572,287)
                                                                           -------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,697,104)        825,473

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,697,104       2,847,598
                                                                           -------------     -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $           0    $  3,673,071
                                                                           -------------     -----------
                                                                           -------------     -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                                          $     127,598     $    86,145
         Income taxes                                                      $      22,500     $    28,500
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $     980,250     $   432,492

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of February 28, 1999, the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended February 28, 1999 and March 1, 1998 and the consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The balance sheet at August 30, 1998 is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

                  Effective February 15, 1999, the Company acquired Taurus Numeric Tool, Inc. ("Taurus") in a stock purchase transaction using cash on hand, borrowings from a bank and subordinated debt from the previous owner. Accordingly, the balance sheet as of February 28, 1999 and statements of operations and cash flows of Taurus have been consolidated for the two weeks ended February 28, 1999 into WSI Industries, Inc.

2        BUSINESS ACQUISITION

                   On February 15, 1999, the Company acquired Taurus Numeric Tool, Inc. for the purchase price of $ 5 million cash plus $1,175,807 paid in the form of a Subordinated Promissory Note subject to adjustment based on the February 15, 1999 closing balance sheet. An additional undetermined amount not to exceed $1 million in the form of a contingent Subordinated Promissory Note will be payable based upon the operating income of Taurus during the twelve-month period subsequent to the acquisition. For financial statement purposes, the acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the fair value of the net tangible assets acquired recorded as intangible assets which are being amortized over 20 years. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Taurus as if the acquisition had occurred at the beginning of fiscal 1998, with pro forma adjustments to give effect to amortization of goodwill and other intangible assets, depreciation expense on the fair value of property, plant and equipment and interest expense on acquisition debt, together with the related income tax effects assuming that Taurus would be able to utilize the available WSI Net Operating Loss.

                                            Thirteen weeks ended November             Twenty-six weeks ended February
                                            -------------------------------          --------------------------------
                                                  1998              1997                   1999             1998
                                                  ----              ----                   ----             ----
                  Revenue                   $    7,722,000    $   7,234,000          $   12,871,000     $  14,636,000
                                            --------------    -------------          --------------     -------------
                                            --------------    -------------          --------------     -------------

                  Net Income                $      774,000    $     384,000          $      601,000     $     878,000
                                            --------------    -------------          --------------     -------------
                                            --------------    -------------          --------------     -------------

                  Earnings per share        $         .30     $         .15          $           .24    $         .35
                                            --------------    -------------          --------------     -------------
                                            --------------    -------------          --------------     -------------

                  The unaudited pro forma condensed combined financial information above is not necessarily indicative of what actual results would have been had the acquisition occurred at the date indicated or indicative of the results that may be expected for the full year ended August 29, 1999.

3.       DEBT AND LINE OF CREDIT:

                  Pursuant to the Taurus transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $3,200,000 and a revolving credit facility in the maximum of $3,000,000. Interest is accrued at prime plus .50% for the term loan and prime plus .25% for the revolving credit facility. Each facility has a LIBOR rate option. The term loan shall mature and is payable in equal monthly installments of $38,096 of principal commencing August 31, 1999. At February 28, 1999, the outstanding balance on the term loan was $3,200,000 while there was no outstanding balance on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

                  The Company also entered into a Subordinated Promissory Note with the former owner of Taurus of $1,175,807 (subject to final adjustment based on the February 15, 1999 closing balance sheet). The note bears interest at 7.75% with interest payable quarterly. Principal payments are due in three equal installments commencing annually on February 15, 2002.

4.       EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                     13 weeks ended                     26 weeks ended
                                                ---------------------------       ----------------------------
                                                February 28,       March 1,       February 28,        March 1,
                                                    1999             1998             1999              1998
                                                    ----             ----             ----              ----
Numerator for basic and diluted
  earnings per share:
     Net Earnings                                $(421,144)        $497,971        $(144,172)         $744,764
                                                 ---------        ---------        ---------         ---------
                                                 ---------        ---------        ---------         ---------
Denominator:
     Denominator for basic earnings
     per share - weighed average shares          2,451,696        2,432,483        2,450,248         2,430,732

     Effect of dilutive securities:
       Employee/Director stock options              96,251           94,744           99,752           105,010
                                                 ---------        ---------        ---------         ---------


     Dilutive potential common shares
       Denominator for diluted earnings
       per share-adjusted weighted shares
       and assumed conversions                   2,547,947        2,527,257        2,550,000         2,535,742
                                                 ---------        ---------        ---------         ---------
                                                 ---------        ---------        ---------         ---------


Basic earnings per share                       $     (.17)      $      0.20      $     (.06)       $      0.31
                                                 ---------        ---------        ---------         ---------
                                                 ---------        ---------        ---------         ---------

Diluted earnings per share                     $     (.17)      $      0.20      $     (.06)       $      0.29
                                                 ---------        ---------        ---------         ---------
                                                 ---------        ---------        ---------         ---------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       AND

                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                  Net sales of $3,729,000 for the quarter ending February 28, 1999 decreased $1,948,000 or 34% from the second quarter of the prior year in large measure attributable to recessionary forces in the agribusiness market. Net sales for the twenty six weeks ended February 28, 1999 decreased $1,621,000 or 15% from the first half of fiscal 1998 again in large part due to the agribusiness market.

                  Gross margin declined to 4.5% of sales in the second quarter of fiscal 1999 compared to 19.8% in the prior year's second quarter. The first half of fiscal 1999 gross margin declined to 10.6% compared to the prior year's first half gross margin of 17.6%. The lower gross margins resulted primarily from volume inefficiencies created by the lower quarterly and year to date sales and the mix of products sold.

                  Selling and administrative expense of $579,000 was $25,000 lower than the second quarter of the prior year and the first half's $1,122,000 was $8,000 lower due to lower compensation and fringe benefit costs.

                  Interest and other income was $42,000 higher than the comparable quarter of the prior year. The second quarter of fiscal 1999 included $35,000 of net gain from the sale of miscellaneous equipment. The first half of fiscal 1999 was $87,000 higher than the first half of fiscal 1998 due to the miscellaneous equipment sales and higher overall levels of cash balances generating higher interest income.

                  Interest and other expense increased $27,000 in the second quarter of fiscal 1999 and $42,000 in the first half of fiscal 1999 versus the comparable periods of the prior year due to higher term debt and capitalized lease debt balances.

                  In the first half of fiscal 1999, the Company recorded $19,000 of mandatory state income taxes. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES:

                  On February 28, 1999 working capital was $3,007,000 compared to $3,238,000 at August 30, 1998, a decrease of $231,000, due primarily to the addition of Taurus' working capital offset by reduction in cash and increase in current portion of long term debt due to the Taurus acquisition. The ratio of current assets to current liabilities at February 28, 1999 and March 1, 1998 was 1.72 to 1.0 and 1.77 to 1.0,
         respectively.

                  As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank. Currently, the Company owes $3,200,000 on its term loan facility but does not have a balance due on its revolving facility.

                  As also described in the Notes, the Company entered into a subordinated promissory note with the former owner of Taurus for approximately $1,175,807 (subject to adjustment). Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002.

                  Long-term capitalized lease debt of $2,294,000 on February 28, 1999 was $492,000 higher than on August 30, 1998. The Company entered into new capital lease arrangements amounting to $980,000 in the first half of 1999.

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

                  The Company has completed its initial assessment of all currently used computer and network systems as well as its precision machining production equipment and has developed a plan to correct those areas that will be affected by the year 2000 issue. The Company's plan includes replacement or upgrades of certain computer hardware and software. The Company will utilize outside vendors to assist in the upgrade of certain computer systems. For its precision machining equipment, the Company has received written assurance from the equipment manufacturers as to year 2000 compliance of their machines. The Company has also tested its manufacturing equipment by rolling the date forward to the year 2000 and has experienced no difficulties. The Company estimates that it is 80% complete with respect to its major computer systems and 95% complete with respect to its precision machining equipment in its compliance programs. The Company's goal is to be substantially Year 2000 compliant by the end of fiscal 1999.

                  In addition to reviewing its internal systems, the Company has begun formal communications with its significant vendors concerning Year 2000 compliance and has received an 85% response rate. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products involve any material Year 2000 risks.

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

                  Although it expects its internal computer and manufacturing systems to be Year 2000 compliant as described above, the Company is preparing a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during calendar year 1999.

CAUTIONARY STATEMENT:

                  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services; (iv) Year 2000 issues which may result in computer system failures or disruption of operations including engaging in routine business activities. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II.  OTHER INFORMATION:

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  A.       The Annual Meeting of the Company Stockholders was held on January 7, 1999.

                  B.       Change of Corporate Name to WSI Industries, Inc:
                           For 2,200,812          Against 10,709       Abstain 9,623

                           Authorization of Preferred Stock:
                           For 699,175            Against 247,687      Abstain 22,019      Broker non-vote  1,252,325
                           This measure did not pass as it did not receive a majority vote of all outstanding shares.

                           Amendments to the 1994 Stock Plan:
                           For 703,945            Against 240,034      Abstain 24,942      Broker non-vote  1,252,285

                           Directors elected at that meeting were:
                           Paul Baszucki          For 2,217,132        Against   4,074
                           Melvin L. Katten       For 2,217,132        Against   4,074
                           Gerald E. Magnuson     For 2,215,632        Against   5,574
                           George J. Martin       For 2,217,132        Against   4,074
                           Eugene J. Mora         For 2,166,632        Against   4,574
                           Michael J. Pudil       For 2,211,522        Against   9,684

         Item 5.  EXHIBITS AND REPORTS ON FORM 8-K:

                  A.       Exhibit 27.  Financial Data Schedule, Q2, Fiscal 1999

                  B.       There was one Form 8-K filed effective February 15, 1999
                           describing the Company's purchase of Taurus Numeric Tool
                           and corresponding other events.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WSI INDUSTRIES, INC.



Date:  April 12, 1999                   /s/ Michael J. Pudil
       --------------                   ----------------------------------
                                        Michael J. Pudil, President & CEO



Date:  April 12, 1999                   /s/ Paul D. Sheely
       --------------                   ----------------------------------
                                        Paul D. Sheely, Vice President,
                                        Finance & CFO