Form 10-Q
period 1999-05-30
WSI INDUSTRIES INC
filed 1999-07-14
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   __    EXCHANGE ACT OF 1934

For the quarterly period ended               May 30, 1999
                               ------------------------------------------------
                                                  OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File Number        0-619
                         _________________

                              WSI Industries, Inc.
_______________________________________________________________________________
             (Exact name of registrant, as specified in its charter)


         Minnesota                                          41-0691607
_______________________________________________________________________________
(State or other jurisdiction of                            (I. R. S. Employer
  incorporation of organization)                            Identification No.)


         Long Lake, Minnesota                                   55356
_______________________________________________________________________________
(Address of principal executive offices)                     (Zip Code)


                                 (612) 473-1271
_______________________________________________________________________________
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                             ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,453,425 Common Shares were outstanding as of June 30, 1999.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                             Page No.

PART I.  FINANCIAL INFORMATION:


         Item 1.  Financial Statements

                  Consolidated Balance Sheets May 30, 1999 (Unaudited)
                  and August 30, 1998                                                                  3

                  Consolidated Statements of Operations
                  Thirteen and Thirty-nine weeks ended May 30, 1999 and
                  Thirteen and Thirty-nine weeks ended May 31, 1998 (Unaudited)                        4

                  Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended May 30, 1999 and Thirty-nine weeks
                  ended May 31, 1998 (Unaudited)                                                       5

                  Notes to Consolidated Financial Statements (Unaudited)                         6, 7, 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        9, 10, 11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          11

PART II.  OTHER INFORMATION:

         Item 5.  Exhibits and Reports on Form 8-K                                                    12

         Signatures                                                                                   12

Part I. Financial Information

        ITEM I.  FINANCIAL STATEMENTS
        -----------------------------

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        May 30,              August 30,
ASSETS                                                                   1999                   1998
                                                                         ----                   ----
      Current Assets:
           Cash and cash equivalents                                 $           0        $    2,697,104
           Accounts receivable                                           2,446,749             2,852,604
           Inventories                                                   3,399,280               919,418
           Prepaid and other current assets                                108,039               207,100
                                                                     -------------        --------------
               Total Current Assets                                      5,954,068             6,676,226

      Property, Plant and Equipment - Net                                9,159,067             6,938,508

      Intangible Assets                                                  2,573,313                     0
                                                                     -------------        --------------

                                                                     $  17,686,448           $13,614,734
                                                                        ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
           Trade accounts payable                                    $   1,014,016        $    1,535,451
           Accrued compensation and employee withholdings                  543,608               434,582
           Miscellaneous accrued expenses                                  618,083               758,687
           Current portion of long-term debt                             1,120,394               708,949
                                                                     -------------        --------------
               Total Current Liabilities                                 3,296,101             3,437,669

      Long term debt, less current portion                               6,117,355             1,802,072

      Long term pension liability                                          356,660               380,073

      Stockholders' Equity:

           Common stock issued, 2,453,425 and
              2,448,800 shares respectively                                245,343               244,880
           Capital in excess of par value                                1,600,301             1,592,515
           Retained earnings                                             6,070,688             6,157,525
                                                                     -------------        --------------
               Total Stockholders' Equity                                7,916,332             7,994,920
                                                                     -------------        --------------
                                                                     $  17,686,448        $   13,614,734
                                                                     =============        ==============

See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 13 weeks ended                             39 weeks ended
                                        -------------------------------             --------------------------------
                                             May 30,           May 31,                 May 30,             May 31,
                                              1999               1998                     1999            1998
                                        ---------------    -------------            --------------   ---------------
Net sales                                $   5,989,247     $   6,634,918            $   15,359,113   $    17,626,097

Cost of products sold                        5,033,490         5,332,291                13,412,318        14,392,484
                                         -------------     -------------            --------------   ---------------

     Gross margin                              955,757         1,302,627                 1,946,795         3,233,613

Selling and administrative expense             729,191           704,627                 1,851,490         1,835,118

Interest and other income                       (5,286)          (37,324)                 (137,952)          (83,639)

Interest and other expense                     177,218            51,929                   304,295           137,175
                                         -------------     -------------            --------------   ---------------
Earnings from operations
  before income taxes                           54,634           583,395                   (71,038)        1,344,959

Income tax expense                              (2,700)           14,000                    15,800            30,800
                                         --------------    -------------            --------------   ---------------

Net earnings                             $      57,334     $     569,395            $      (86,838)  $     1,314,159
                                         =============     =============            ===============  ===============

Basic earnings per share                 $        0.02     $        0.23            $        (0.04)  $          0.54
                                         =============     =============            ===============  ===============

Diluted earnings per share               $        0.02     $        0.22            $        (0.03)  $          0.52
                                         =============     =============            ===============  ===============

Weighted average number of
  common shares                              2,453,425         2,435,466                 2,451,307         2,432,310
                                             =========         =========                 =========         =========

Weighted average number of
  common and dilutive potential
  common shares                              2,522,801         2,569,320                 2,540,934         2,546,935
                                             =========         =========                 =========         =========



See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     39 weeks ended
                                                                           -------------------------------
                                                                                 May 30,        May 31,
                                                                                  1999           1998
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                   $     (86,838)    $   1,314,159
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Gain on sale of property, plant & equipment                        (38,858)                -
              Depreciation and amortization                                    1,057,660           851,000
              (Decrease) in pension liability                                    (23,413)          (65,250)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       1,149,669          (346,519)
              (Increase) decrease in inventories                                (680,521)          161,623
              (Increase) decrease in prepaid expenses                            104,869           (68,566)
              Increase (decrease) in accounts payable and
                 accrued expenses                                             (1,193,867)          920,387
                                                                           --------------    -------------
         Net cash provided by operations                                         288,701         2,766,834

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                              47,730                 -
     Purchase of property, plant and equipment                                  (230,038)         (749,276)
     Purchase of subsidiary (net of cash acquired)                            (6,533,324)                -
                                                                              -----------    -------------
         Net cash provided by (used in) investing activities                  (6,715,632)         (749,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                               (1,094,623)         (889,596)
     Proceeds from issuance of long term debt                                  4,816,200                 -
     Issuance of common stock                                                      8,250            14,250
                                                                           -------------     -------------
         Net cash provided by (used in) financing activities                   3,729,827          (875,346)
                                                                           -------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,697,104)        1,142,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,697,104         2,847,598
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $           0    $    3,989,810
                                                                           =============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     282,773     $     138,175
         Income taxes                                                      $      33,561     $      51,027
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $     980,250     $     870,022

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of May 30, 1999, the consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended May 30, 1999 and May 31, 1998 and the consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

                  Effective February 15, 1999, the Company acquired Taurus Numeric Tool, Inc. ("Taurus") in a stock purchase transaction using cash on hand, borrowings from a bank and subordinated debt from the previous owner. Accordingly, the balance sheet as of May 30, 1999 and statements of operations and cash flows of Taurus have been consolidated for the period from February 15, 1999 to May 30, 1999 into WSI Industries, Inc.

2        BUSINESS ACQUISITION

                   On February 15, 1999, the Company acquired Taurus Numeric Tool, Inc. for the purchase price of $ 5 million cash plus $1,616,175 paid in the form of a Subordinated Promissory Note subject to adjustment based on the February 15, 1999 closing balance sheet. An additional undetermined amount not to exceed $1 million in the form of a contingent Subordinated Promissory Note will be payable based upon the operating income of Taurus during the twelve-month period subsequent to the acquisition. For financial statement purposes, the acquisition has been accounted for under the purchase method of accounting with the excess of the purchase price over the fair value of the net tangible assets acquired recorded as intangible assets which are being amortized over 20 years. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Taurus as if the acquisition had occurred at the beginning of fiscal 1998, with pro forma adjustments to give effect to amortization of goodwill and other intangible assets, depreciation expense on the fair value of property, plant and equipment and interest expense on acquisition debt, together with the related income tax effects assuming that Taurus would be able to utilize the available WSI Net Operating Loss.


                                                 39 weeks ended May
                                            -----------------------------
                                                1999          1998
                                                ----          ----
                  Revenue                   $18,860,000     $23,292,000
                                            ===========     ===========

                  Net Income                $   658,000     $ 1,844,000
                                            ===========     ===========

                  Earnings per share        $       .26     $       .72
                                            ===========     ===========

                  The unaudited pro forma condensed combined financial information above is not necessarily indicative of what actual results would have been had the acquisition occurred at the date indicated or indicative of the results that may be expected for the full year ended August 29, 1999.

3.       DEBT AND LINE OF CREDIT:
         ------------------------

                  Pursuant to the Taurus transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $3,200,000 and a revolving credit facility in the maximum amount of $3,000,000. Interest is accrued at prime plus .50% for the term loan and prime plus .25% for the revolving credit facility. Each facility has a LIBOR rate option. The term loan shall mature and is payable in equal monthly installments of $38,096 of principal commencing August 31, 1999. At May 30, 1999, the outstanding balance on the term loan was $2,700,000 while there was no outstanding balance on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

                  The Company also entered into a Subordinated Promissory Note with the former owner of Taurus of $1,616,175 (subject to final adjustment based on the February 15, 1999 closing balance sheet). The note bears interest at 7.75% with interest payable quarterly. Principal payments are due in three equal installments commencing annually on February 15, 2002.

4.       EARNINGS PER SHARE
         ------------------

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                       13 weeks ended                     39 weeks ended
                                                ---------------------------       ----------------------------
                                                  May 30,          May 31,          May 30,           May 31,
                                                   1999             1998             1999              1998
                                                   ----             ----             ----              ----
Numerator for basic and diluted
earnings per share:
     Net Earnings                                  $57,334         $569,395         $(86,838)       $1,314,159
                                                ==========       ==========       ==========        ==========

Denominator:
     Denominator for basic earnings
     per share - weighed average shares          2,453,425        2,435,466        2,451,307         2,432,310

     Effect of dilutive securities:
       Employee/Director stock options              69,376          133,854           89,627           114,625
                                                ----------       ----------       ----------        ----------

     Dilutive potential common shares
       Denominator for diluted earnings
       per share-adjusted weighted shares
       and assumed conversions                   2,522,801        2,569,320        2,540,934         2,546,935
                                                ==========       ==========       ==========        ==========

Basic earnings per share                        $    (.02)       $     0.23       $    (.04)        $     0.54
                                                ==========       ==========       ==========        ==========

Diluted earnings per share                      $    (.02)       $     0.22       $    (.03)        $     0.52
                                                ==========       ==========       =========         ==========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------

                                       and
                                       ---

                              RESULTS OF OPERATIONS
                              ---------------------

RESULTS OF OPERATIONS:
----------------------

                  Net sales of $5,989,000 for the quarter ending May 30, 1999 consisted of $1,393,000 of sales from Taurus Numeric Tool and $4,596,000 from pre-acquisition WSI customers. The pre-acquisition sales decreased $2,039,000 or 31% from the third quarter of the prior year in large measure attributable to recessionary forces in the agribusiness market. Net sales for the thirty-nine weeks ended May 30, 1999 decreased $2,267,000 or 13% from the same period of fiscal 1998 again in large part due to the agribusiness market offset by new sales generated from Taurus.

                  Gross margin declined to 16.0% of sales in the third quarter of fiscal 1999 compared to 19.6% in the prior year's third quarter. The first three quarters of fiscal 1999 gross margin declined to 12.7% compared to the prior year's gross margin of 18.3%. The lower gross margins resulted primarily from volume inefficiencies created by the lower quarterly and year to date sales and the mix of products sold to pre-acquisition WSI customers.

                  Selling and administrative expense of $729,000 was $24,000 higher than the third quarter of the prior year and the first three-quarter's $1,852,000 was $17,000 higher than last year. The amounts were higher due to the addition of Taurus selling and administrative expense offset by lower outside professional service fees and compensation expense.

                  Interest and other income was $32,000 lower than the comparable quarter of the prior year due to lower cash balances which generated less interest income. The first thirty nine weeks of fiscal 1999 was $55,000 higher than the comparable period of fiscal 1998 due to miscellaneous equipment sales.

                  Interest and other expense increased $125,000 in the third quarter of fiscal 1999 and $167,000 in the first three quarters of fiscal 1999 versus the comparable periods of the prior year due to interest costs incurred from the Taurus acquisition and higher capitalized lease debt balances.

                  In the first three-quarters of fiscal 1999, the Company recorded $16,000 of mandatory state income taxes. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

                  On May 30, 1999 working capital was $2,658,000 compared to $3,238,000 at August 30, 1998, a decrease of $580,000, due primarily to a reduction in cash, pre-acquisition accounts receivable and an increase in current portion of long term debt due to the Taurus acquisition offset by the addition of Taurus' working capital. The ratio of current assets to current liabilities at May 30, 1999 and August 30, 1998 was 1.81 to 1.0 and 1.94 to 1.0, respectively.

                  As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank. Currently, the Company owes $2,700,000 on its term loan facility but does not have a balance due on its revolving facility.

                  As also described in the Notes, the Company entered into a subordinated promissory note with the former owner of Taurus for approximately $1,616,175 (subject to adjustment). Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002.

                  Long-term capitalized lease debt of $2,161,000 on May 30, 1999 was $359,000 higher than on August 30, 1998. The Company entered into new capital lease arrangements amounting to $980,000 in the first half of 1999.

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



ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         1.       Not applicable.

PART II.  OTHER INFORMATION:

         Item 5.  EXHIBITS AND REPORTS ON FORM 8-K:

                  A.  Exhibit 27.  Financial Data Schedule, Q3, Fiscal 1999

                  B. There was a form 8-K filed effective July 13, 1999 describing the Company's agreement in principle to acquire Bowman Tool and Machining, Inc.

                  C. There was a Form 8-K\A filed effective April 30, 1999 describing the Company's purchase of Taurus Numeric Tool and corresponding other events.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WSI INDUSTRIES, INC.



Date:  July 14, 1999             /s/ Michael J. Pudil
       -------------             -----------------------------------------------
                                 Michael J. Pudil, President & CEO



Date:  July 14, 1999             /s/ Paul D. Sheely
       -------------             -----------------------------------------------
                                 Paul D. Sheely, Vice President, Finance & CFO