Form 10-K405
period 1999-08-29
WSI INDUSTRIES INC
filed 1999-11-19
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 29, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period ended from           to
                                                ---------    ---------
                            Commission File No. 0-619

                              WSI INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

               Minnesota                                    41-0691607
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                            Identification No.)

          2605 West Wayzata Boulevard
            Long Lake, Minnesota                               55356
    ---------------------------------------                  ----------
    (Address of principal executing offices)                 (Zip Code)

Registrant's telephone number, including area code           (612) 473-1271
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                           --------
Securities registered pursuant to Section 12(g) of the Act:

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
Yes      No
    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 8, 1999 (based upon the closing sale price of those shares on the NASDAQ National Market System) was approximately $8,605,000.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 8, 1999 is 2,458,425.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 6, 2000 are incorporated by reference into Part III.

                      -------------------------------------

This form 10-K Report consists of 43 pages (including exhibits); the index to the exhibits is set forth on page 15.

                              WSI INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 29, 1999

                         INFORMATION REQUIRED IN REPORT

                                     PART I

Item 1.   Business:

               (a)  General development of business:

                    The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. Several years later, the Company focused on providing precision machining services for the computer peripheral market. That segment of business has since declined as a major portion of Company revenues as machining work for agricultural related markets, the aerospace industry and construction markets have been and are expected to be of greater importance to the Company in the future.

                    On February 15, 1999, the Company purchased Taurus Numeric Tool, Inc. ("Taurus") for approximately $7.2 million, with $5.5 million being paid in cash and bank debt and an additional $1.7 million being in the form of a Subordinated Promissory Note to the prior owner. Taurus is a precision contract machining company that sells primarily to the aerospace and avionics markets. In calendar year 1998 prior to the acquisition, Taurus had approximately $7.6 million in sales.

                    On August 6, 1999, the Company purchased Bowman Tool & Machining, Inc. ("Bowman") for approximately $7.6 million, with $6.8 million being paid by additional debt and $844,000 being paid in the form of a Subordinated Promissory Note to the prior owner of Bowman. Bowman is a precision contract machining company serving the construction industry. In the year ended July 31, 1999 prior to the acquisition, Bowman had approximately $8.5 million in sales.

                    The acquisitions were completed as a result of the Company's publicly stated objective of diversifying the markets that its serves.

                    After its fiscal year end, the Company announced that it was consolidating all of its manufacturing operations into its facilities at Taurus and Bowman. The consolidation would result in the Company closing its Long Lake, Minnesota facility. The initiative will place the Company in closer proximity to its major customers as well as reduce its overhead structure and optimize plant capacity.

                    Contract manufacturing constitutes the Company's business.

               (b)  Financial information about industry segments:

                    As noted above, the Company's business is now conducted in a single industry segment--contract manufacturing.

               (c)  Narrative description of the business:


                    (1)(i) The principal products and services of the Company are set forth below.

                    The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer. The major markets served by the Company have changed in the past several years because of declining requirements in several mature computer programs and the Company's effort to diversify its customer and market base. Company sales to the computer industry amounted to 5%, 7% and 6% of total sales in fiscal 1997, 1998 and 1999, respectively. Sales to the agricultural industry were 73%, 76% and 53% of total Company sales in fiscal years 1997, 1998 and 1999, respectively. Sales to the recreational vehicle and aerospace/avionics markets totaled 13% and 12% respectively in fiscal 1999. The Company expects that in fiscal 2000 a much smaller portion of its sales will be to the agricultural industry due to its recent acquisitions and continued diversification efforts to broaden its customer and industry base.

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

                    (vii) Sales in excess of 10 percent of fiscal 1999 consolidated revenues were made to Deere & Co. in the amount of $11,748,000 or 55% of Company revenues. Sales were also made to Polaris Industries and Rockwell in the amount of $2,884,000 and $2,682,000 or 13% and 12% of Company sales, respectively.

                    (viii) Approximate dollar backlog at August 29, 1999, August
                           30, 1998, and August 31, 1997 was $16,032,000,
                           $8,831,000, and $6,395,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 29, 1999 is scheduled for delivery later than during the current fiscal year.

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

                    (xiii) At August 29, 1999, the Registrant had 153 employees,
                           65 of whom were subject to a union contract.

               (d) Financial information about foreign and domestic operations and export sales:

                    The Company has no operations in any foreign country. The Company's export sales in fiscal 1999, 1998, and 1997 were not significant. See Note 8 to the Consolidated Financial Statements.

Item 2.   Properties:

               The Company's executive offices and a production facility are located in Long Lake, Minnesota (a western suburb of Minneapolis). The one-story, concrete block building is owned by the Company, contains approximately 182,500 square feet of floor space, and is located on approximately 25 acres of property owned by the Company.

               The Company leases two other production facilities that are located in Osseo, Minnesota and Rochester, Minnesota. The Rochester facility is approximately 38,000 square feet and is leased for one year with options to renew. The Osseo facility is approximately 28,000 square feet and is leased for three years with options to renew.

               The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.

               As stated in Item 1(a), the Company intends on closing its Long Lake, Minnesota building which will result in the anticipated sale of the property.

Item 3.   Legal Proceedings:

               Registrant is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.   Submission of Matters to a Vote of Security Holders:

               None.

Item 4A.  Executive Officers of Registrant:

               The following table sets forth certain other information regarding Registrant's executive officers:

                     Name              Age                 Position
                     ----              ---                 --------
               George J. Martin        62    Chairman of the Board
               Michael J. Pudil        51    President, Chief Executive Officer, and Director
               Paul D. Sheely          40    Vice President, Treasurer, and Assistant Secretary
               Gerald E. Magnuson      69    Secretary and Director

               Mr. Martin was engaged as Chairman of the Board on July 28, 1993 and previously served as the Company's Chief Executive Officer from December 1983 to January 1985 and on an interim basis from July 1993 to November 1993. Mr. Martin was the President, Chief Executive Officer and Chairman of PowCon, Incorporated, a manufacturer of electronic welding systems, from 1987 to October 1995. Mr. Martin now serves as an independent consultant.

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

                                     PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters:

               (a) The common stock of the Company is traded on the and NASDAQ National Market System under the symbol WSCI.
               (c)

                    Common stock information:

                                                     Stock Price
                                              -------------------------
                                              High                  Low
                    FISCAL 1999:
                       First quarter         $6-11/16             $5-1/2
                       Second quarter         6                    4-13/16
                       Third quarter          5-3/16               2-3/4
                       Fourth quarter         4-5/8                2-7/8

                    FISCAL 1998:
                       First quarter         $6-1/2               $5-1/2
                       Second quarter         6                    4-9/16
                       Third quarter          7-3/4                5-1/8
                       Fourth quarter         8                    6-3/8




                    The Company's credit agreement restricts payment of dividends. The Company has not paid any cash dividends since fiscal 1992 and does not anticipate payment of cash dividends in the foreseeable future.

               (b) As of November 8, 1999 there were 615 shareholders of record of the Company's Common Stock.

Item 6.   Selected Financial Data:

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)

                                                   1999         1998         1997         1996         1995
                                                   ----         ----         ----         ----         ----
Net sales                                        $ 21,550     $ 23,948     $ 24,153     $ 20,173     $ 30,409

Cost of products sold                              18,279       19,547       20,495       18,555       27,534
                                                 --------     --------     --------     --------     --------
   Gross margin                                     3,271        4,401        3,658        1,618        2,875

Selling and administrative expense                  2,661        2,453        2,329        2,145        2,560
   Pension curtailment (gain)                          --           --           --           --         (254)
Real estate sale (gain)                                --           --           --           --         (890)
Interest and other income                            (158)        (162)        (583)        (658)        (109)
Interest expense                                      481          190          286          492          645
                                                 --------     --------     --------     --------     --------
Earnings (loss) from continuing
   operations before taxes                            287        1,920        1,626         (361)         923
   Income tax expense (benefit)                        26           46           42            6          (22)
                                                 --------     --------     --------     --------     --------
Net earnings (loss)                              $    261     $  1,874     $  1,584     $   (367)    $    945
                                                 ========     ========     ========     ========     ========

Basic earnings (loss)
   per common share                              $    .11     $    .77     $    .65     $   (.15)    $    .39
                                                 ========     ========     ========     ========     ========

Average number of common shares                     2,452        2,434        2,425        2,411        2,446

Diluted earnings (loss) per common
   and dilutive potential common share           $    .10     $    .73     $    .64     $   (.15)    $    .37
                                                 ========     ========     ========     ========     ========
Average number of common
   and dilutive potential
   common shares                                    2,527        2,555        2,482        2,411        2,575

Additional information:
Financial Data:
   Working capital                               $  1,411     $  3,239     $  3,241     $  2,196     $  2,740
   Total plant and equipment additions              1,238        2,102          507        1,694        2,086
   Long-term debt                                  10,666        1,802        2,671        4,124        4,852
   Total assets                                    24,525       13,615       12,791       11,573       13,265
   Cash flow from operations                        2,641        3,047        2,610        1,720        2,262
   Stockholders' equity                             8,264        7,995        6,055        4,453        4,711

Financial Ratios:
   Current ratio                                   1.27:1       1.94:1       1.90:1       1.87:1       1.83:1
   Percentage of long term debt to equity            129%          23%          44%          93%         103%
   Book value per basic common share             $   3.37     $   3.28     $   2.50     $   1.85     $   1.98

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES:

As discussed in Item 1., the Company purchased both Taurus Numeric Tool, Inc. and Bowman Tool & Machining, Inc. during the fiscal year. The Taurus acquisition was valued at approximately $7.2 million, $2.3 million of which came from the Company's cash, $3.2 from new term debt obtained from the Company's bank, and $1.7 million from a Subordinated Promissory Note with the seller of Taurus. As a result of the acquisition, the Company acquired approximately $2.5 million of working capital. During the period between the date of the Taurus acquisition to the Bowman acquisition, the Company paid down $1.5 million of the bank term debt originally borrowed at the closing of the Taurus acquisition.

The Bowman acquisition was valued at approximately $7.6 million, $2.7 million of which came from additional term debt from the Company's bank, $2.5 million from a mortgage from the same bank, $1.3 million from the Company's Revolving Line of Credit, $844,000 from a Subordinated Promissory Note to the seller of Bowman and approximately $500,000 to be paid in Fiscal 2000 to the seller for tax considerations. As a result of the acquisition, the Company acquired approximately $1.2 million in working capital.

The Company's working capital of $1,411,000 on August 29, 1999 reflected a decrease of $1,828,000 from the prior year. Larger fluctuations in working capital of the Company's Long Lake operation included a decrease in cash and accounts receivable along with an increase in current maturities of long-term debt offset by an increase in inventory and a decrease in accounts payable. Working capital was also affected by the purchase of Bowman and Taurus as described above. The fiscal 1999 ratio of current assets to current liabilities decreased to 1.27 to 1.0 from 1.94 to 1.0 for fiscal 1998.

Cash provided by operating activities in fiscal 1999 was $2,641,000. Non-cash charges for depreciation and amortization as well as changes in elements of working capital primarily accounted for the cash provided by operating activities. Cash provided by operations was $3,047,000 in fiscal 1998 and $2,563,000 in fiscal 1997.

Additions to property, plant and equipment were $1,238,000 in fiscal 1999 compared to $2,102,000 in 1998 and $507,000 in 1997 including $980,000 and
$1,390,000 of machinery acquired through capital leases in 1999 and 1998, respectively. The major 1999 capital expenditures consisted of the acquisition of new production equipment.

Proceeds from the sale of equipment amounted to $57,000 in fiscal 1999 and $537,000 in fiscal 1997 which primarily resulted from disposition of excess equipment related to completed and discontinued manufacturing programs.

The Company's total debt was $12,108,000 at August 29, 1999 and consisted of $4,400,000 of bank Term Debt, a $2,500,000 mortgage, seller subordinated notes of $2,507,000 and capital lease obligations of $2,701,000.

At August 29, 1999 and August 30, 1998 the Company had available a line of credit of $3,000,000 and $1,000,000, respectively. At August 29, 1999, the outstanding balance on the line was $280,000 while there was no balance owed at August 30, 1998.

It is managements' belief that internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2000.

RESULTS OF OPERATIONS:

Net sales of $21,550,000 decreased $2,398,000 or 10% from fiscal 1998 sales of $23,948,000 and $2,603,000 or 11% from fiscal 1997 sales of $24,153,000.
However, comparable sales decreased at the Company's Long Lake operations by 24% and 25% versus 1999 and 1998, respectively, due primarily to lower sales in the agribusiness market. The Company also recorded sales from its acquired subsidiaries in the amount of $3,006,000 and $423,000, for Taurus and Bowman, respectively.

In fiscal 1999, the Company reported net earnings of $261,000 or $.10 per share compared to net earnings of $1,874,000 or $.73 per share in 1998 and $1,584,000 or $.64 per share in 1997. The net earnings in 1997 included a gain of $410,000 or $.17 per share from the disposition of excess equipment related to completed or discontinued manufacturing programs.

The gross margin on parts sold in fiscal 1999 was 15.2% of sales compared to 18.4% of sales and 15.1% of sales in 1998 and 1997, respectively. The decrease in gross margin in 1999 can be primarily attributed to volume inefficiencies related to lower agribusiness sales offset by generally higher margins at Taurus and Bowman.

Selling and administrative expense of $2,661,000 in fiscal 1999 was an increase of $208,000 and $332,000 from fiscal years 1998 and 1997, respectively. For both fiscal 1998 and 1997 the increase was related to the addition of Taurus and Bowman expenses offset by lower performance based compensation.

Interest and other income of $158,000 was $4,000 lower in fiscal 1999 than 1998, and $425,000 lower than 1997 primarily due to the gain on the disposition of excess equipment that occurred in 1997.

Interest and other expense of $482,000 in fiscal 1999 was $292,000 higher than 1998 and $195,000 higher than 1997 because of higher debt levels due to the acquisitions.

Income tax expense is significantly less than the statutory amount due to the utilization of net operating loss carryforwards in each of fiscal 1999 and 1998 and 1997.

See Notes to Consolidated Financial Statements regarding recent accounting standards to be adopted.

YEAR 2000 COMPLIANCE:

The Year 2000 presents potential concerns for business and consumer computing. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems. The consequences of this issue may include systems failures and business process interruption.

At the end of fiscal 1999, all of the Company's critical and priority manufacturing and non-manufacturing systems were determined to be already year 2000 capable, or necessary remediation (replacements, changes, upgrades or workarounds) had been determined and unit testing and deployment had been completed. The Company continues to work on internal systems that were not categorized as critical or priority, and expects to have work on these systems substantially completed by the end of calendar 2000.

The Company has also been actively working with suppliers of products and services to determine the extent to which the suppliers' operations are year 2000 capable, and to monitor their progress toward year 2000 capability. The Company has made inquiries of its major suppliers and has received responses to its inquiries from 100% of critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with the Company's standards and requirements. As discussed below, contingency plans are being developed to address issues should any suppliers be unable to become year 2000 capable.

As discussed below, the Company has developed contingency plans to address possible changes in customer order patterns due to year 2000 issues. As with the Company's suppliers, the readiness of customers, and their suppliers, to deal with year 2000 issues may affect their operations and their ability to order and pay for products. The Company has surveyed its major direct customers about their year 2000 readiness in critical areas of their operations. The results identified certain key areas to be addressed by the customers, primarily related to supplier readiness, including external infrastructure providers, and contingency planning. The Company has also been communicating information about its own readiness to customers. Communications with customers for the remainder of 1999 will be primarily aimed at focusing customer attention on contingency planning.

The Company believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and remediating the year 2000 problems of third parties, the Company believes the risks are greatest with infrastructure (e.g., electricity supply and water and sewer service), telecommunications, transportation supply channels and critical suppliers of materials and services.

The Company's operations are conducted in three Minnesota based facilities. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid or an uneven supply of power, for example, would be a worst-case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities.

Although most sites have some back-up electrical power, the Company does not generally maintain its own facilities that would generate sufficient electrical or water supply for full operations. A worst-case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical materials to the Company on a timely basis. The Company does not maintain the capability to replace most third-party materials with internal production. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning includes provisions for extra raw materials above that needed for normal operations, scheduling the New Year's holiday to provide extra time for recovery in the event it is needed, and duplication of production capabilities at its various facilities. These contingency plans apply to all Company facilities as appropriate. Because of the Company's internal Year 2000 program, the Company does not believe there is a significant risk of disruption of operations due to malfunction of its internal systems or equipment.

The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations were in place by the end of fiscal 1999. It is expected that these plans will be expanded and refined as the Company learns more about the preparations and vulnerabilities of third parties regarding year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios, or a combination of scenarios, were to occur.

The Company's year 2000 efforts have been undertaken largely with its existing personnel. In some instances, consultants have been engaged to provide specific assessment, remediation or other services. Activities with suppliers and customers have also involved their staffs and consultants. The Company engaged a third-party firm to assist with planning and taking the inventory of internal computer systems.

The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will be less than $25,000. This amount has been expensed as incurred. No significant internal systems projects are being deferred due to the year 2000 program efforts. In some instances, the installation schedule of new software and hardware in the normal course of business was accelerated to also afford a solution to year 2000 capability issues. In addition, the estimated cost does not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier, customer or another party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.

CAUTIONARY STATEMENT:

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services; (iv) the ability of the Company to integrate its acquisitions with their current operations; (v) successful evaluation and remediation of all year 2000 issues including, but not limited to, internal production and non-manufacturing systems, the ability of key suppliers to avoid year 2000 problems and general infrastructure issues. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 8.   Financial Statements and Supplementary Data:

               See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 19, attached hereto, which consolidated financial statements are incorporated herein by reference.

                Quarterly earnings summary (unaudited):

                                                                                Basic       Diluted
                                        Net         Gross           Net       Earnings     Earnings
                                       Sales       Margin        Earnings     Per Share    Per Share
                  FISCAL 1999:
                  First quarter    $ 5,640,708   $  825,031    $ 276,972      $  .11       $   .11
                  Second quarter     3,729,158      166,007     (421,144)       (.17)         (.17)
                  Third quarter      5,989,248      955,757       57,334         .02           .02
                  Fourth quarter     6,190,747    1,324,574      347,903         .14           .14


                  FISCAL 1998:
                  First quarter    $ 5,313,700   $  805,076    $ 246,793      $  .11       $   .10
                  Second quarter     5,677,479    1,125,910      497,971         .20           .20
                  Third quarter      6,634,918    1,302,627      569,395         .23           .22
                  Fourth quarter     6,322,019    1,167,367      559,925         .23           .22


                                    PART III

               Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, except that portion of Item 10 relating to Executive Officers of the Registrant (which is included in Part I, Item 4A), as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 29, 1999, and such information required by such items is incorporated herein by reference from the proxy statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

               (a)  Documents filed as part of this report:

                    1. Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page
                         19) hereinafter contained for all Consolidated Financial Statements.

                    2.   Financial Statement Schedules:
                         Schedule II - Valuation and Qualifying Accounts-page 35
     ` Schedules not listed above have been omitted, because they are either not applicable or not material, or the required information is included in the financial statements or related notes.

                    3.   Exhibits.

                         Exhibit                                                      Page
                           No.               Description                               No.
                           ---               -----------                               ---
                           3.1      Articles of Incorporation as amended,
                                    incorporated by reference from Exhibit
                                    3 of the Registrant's Form 10-Q for
                                    the quarter ended November 29, 1998.

                           3.2      Bylaws, as amended.                                36


                          10.1      1987 Stock Option Plan, incorporated
                                    by reference from Exhibit 10.4 of the
                                    Registrant's Form 10-K for the fiscal
                                    year ended August 30, 1987.

                          10.2      Amendment dated August 31, 1989 to the
                                    1987 Stock Option Plan, incorporated
                                    by reference from Exhibit 10.5 of the
                                    Registrant's Form 10-K for the fiscal
                                    year ended August 27, 1989.

                          10.3      Washington Scientific Industries, Inc.
                                    1994 Stock Plan, incorporated by
                                    reference from Exhibit 4.1 of the
                                    Registrant's Form S-8 as registered on
                                    May 14, 1999.

                          10.4      Employment Agreement between Michael
                                    J. Pudil and Registrant dated November
                                    4, 1993, is incorporated by reference
                                    from Exhibit 10.4 of Registrant's Form
                                    10K for the fiscal year ended August
                                    28, 1994.

                          Exhibit                                              Page
                            No.     Description                                 No.
                            ---     -----------                                 ---
                          10.5      Amendment dated January 9, 1997 to the
                                    employment agreement between the
                                    Registrant and Michael J. Pudil
                                    incorporated by reference from Exhibit
                                    10 of the Registrant's Form 10-Q for the
                                    quarter ended February 23, 1997.

                          10.6 Employment (Change of Control) Agreement between Michael J. Pudil and Registrant dated October 18, 1995 incorporated by reference from Exhibit 10.8 of the Registrant's Form 10-K for the year ended August 27, 1995.

                          10.7      Amended and Restated Credit and
                                    Security Agreement between the Company
                                    and FBS Business Finance Corporation
                                    dated March 31, 1995, incorporated by
                                    reference from Exhibit 10.4 of the
                                    Registrant's Form 10-Q for the quarter
                                    ended February 26, 1995.

                          10.8      Stock Purchase Agreement dated August
                                    6, 1999, between William D. Bowman and
                                    the Registrant incorporated by
                                    reference from Exhibit 2.1 of Form 8-K
                                    filed August 21, 1999.

                          10.9      Stock Purchase Agreement dated
                                    February 15, 1999 between Rodney
                                    Winter and the Registrant incorporated
                                    by reference from Exhibit 2.1 of Form
                                    8-K filed February 28, 1999.

                          10.10     Fifth Amendment to Amended and
                                    Restated Credit and Security Agreement
                                    dated August 6, 1999, incorporated by
                                    reference from Exhibit 4.1 of the
                                    Registrant's Form 8-K filed August 21,
                                    1999.

                          10.11     Loan Agreement dated August 6, 1999
                                    between Registrant and US Bank
                                    National Association incorporated from
                                    Exhibit 4.2 of the Registrant's Form
                                    8-K filed August 21, 1999.


                          23.1      Consent of Ernst & Young LLP.               42

                          27        Financial Data Schedule.                    43


               (b)  Reports on Form 8-K.

                    1. There was a Form 8-K filed August 21, 1999 describing the Company's purchase of Bowman Tool & Machining, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WSI INDUSTRIES, INC.


                                         BY:  /s/ Michael J. Pudil
                                              ----------------------------------
                                              Michael J. Pudil, President and
                                              Chief Executive Officer

                                         BY:  /s/ Paul D. Sheely
                                              ----------------------------------
                                              Paul D. Sheely
                                              Vice President and Treasurer
DATE:  November 18, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                          Title                                 Date
      ---------                          -----                                 ----

/s/ Michael J. Pudil        President, Chief Executive Officer,          November 18, 1999
------------------------
Michael J. Pudil            Director


/s/ Paul Baszucki           Director                                     November 18, 1999
------------------------
Paul Baszucki


/s/ Melvin L. Katten        Director                                     November 18, 1999
------------------------
Melvin L. Katten


/s/ Gerald E. Magnuson      Director                                     November 18, 1999
------------------------
Gerald E. Magnuson


/s/ George J. Martin        Director                                     November 18, 1999
------------------------
George J. Martin


/s/ Eugene J. Mora          Director                                     November 18, 1999
------------------------
Eugene J. Mora

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                             Page
                                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                                20
Consolidated Balance Sheets - August 29, 1999 and August 30, 1998                             21
Consolidated Statements of Operations - Years Ended August 29, 1999,
   August 30, 1998 and August 31, 1997                                                        22
Consolidated Statements of Stockholders' Equity - Years Ended
   August 29, 1999, August 30, 1998, August 31, 1997                                          23
 Consolidated Statements of Cash Flows - Years Ended
   August 29, 1999, August 30, 1998 August 31, 1997                                           24
Notes to Consolidated Financial Statements                                                    25

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                               35

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
WSI Industries, Inc.

We have audited the accompanying consolidated balance sheets of WSI Industries, Inc. and subsidiaries as of August 29, 1999 and August 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended August 29, 1999, August 30, 1998 and August 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and subsidiaries as of August 29, 1999 and August 30, 1998, and the consolidated results of their operations and their cash flows for the years ended August 29, 1999, August 30, 1998 and August 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           ERNST & YOUNG LLP


Minneapolis, Minnesota
October 6, 1999

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 29, 1999 AND AUGUST 30, 1998
--------------------------------------------------------------------------------

                                                                                       1999              1998
                                                                                       ----              ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $       131,588   $     2,697,104
   Accounts receivable, less allowance for doubtful
     accounts of $27,500 at August 29, 1999 and $25,000
     at August 30, 1998, respectively                                                  2,962,268         2,852,604
   Inventories                                                                         3,491,900           919,418
   Prepaid and other current assets                                                       72,478           207,100
                                                                                 ---------------   ---------------
         Total current assets                                                          6,658,234         6,676,226

PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 4):
   Land                                                                                   66,906            66,906
   Buildings and improvements                                                          5,198,081         5,186,144
   Machinery and equipment                                                            22,670,046        18,378,615
                                                                                 ---------------   ---------------
                                                                                      27,935,033        23,631,665
   Less accumulated depreciation                                                      15,753,124        16,693,157
                                                                                 ---------------   ---------------
         Total property, plant, and equipment                                         12,181,909         6,938,508

INTANGIBLE ASSETS:
     Goodwill and related acquisition costs                                            5,684,869                 -
                                                                                 ---------------   ---------------
                                                                                 $    24,525,012   $    13,614,734
                                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facility (Note 3)                                            $       279,578   $             -
   Trade accounts payable                                                              1,438,324         1,535,451
   Accrued compensation and employee withholdings                                        627,731           709,782
   Accrued real estate taxes                                                             166,709           170,505
   Miscellaneous accrued expenses                                                        549,946           312,982
   Acquisition payments due                                                              742,733                 -
   Current portion of long-term debt (Note 3)                                          1,442,199           708,949
                                                                                 ---------------   ---------------
         Total current liabilities                                                     5,247,220         3,437,669

Long-term debt, less current portion (Note 3)                                         10,666,120         1,802,072

Long-term pension liability (Note 7)                                                     347,437           380,073

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY  (Note 5):
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,453,425 and
     2,448,800 shares, respectively                                                      245,343           244,880
     Capital in excess of par value                                                    1,600,302         1,592,515
   Retained earnings                                                                   6,418,590         6,157,525
                                                                                 ---------------   ---------------
           Total stockholders' equity                                                  8,264,235         7,994,920
                                                                                 ---------------   ---------------
                                                                                 $    24,525,012   $    13,614,734
                                                                                 ===============   ===============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 29, 1999, AUGUST 30, 1998, AND AUGUST 31, 1997

--------------------------------------------------------------------------------

                                                                         1999              1998             1997
                                                                                           ----             ----
Net sales (Note 8)                                               $     21,549,861   $    23,948,116    $    24,153,089

Cost of products sold                                                  18,278,492        19,547,136         20,494,767
                                                                 ----------------   ---------------    ---------------
      Gross margin                                                      3,271,369         4,400,980          3,658,322

Selling and administrative expense                                      2,660,683         2,452,496          2,328,808
Interest and other income                                                (157,748)         (161,753)          (583,056)
Interest expense                                                          481,569           190,353            286,707
                                                                 ----------------   ---------------    ---------------
                                                                        2,984,504         2,481,096          2,032,459
                                                                 ----------------   ---------------    ---------------

Earnings before income taxes                                              286,865         1,919,884          1,625,863
Income tax expense (Note 6)                                                25,800            45,800             41,800
                                                                 ----------------   ---------------    ---------------


Net earnings                                                     $        261,065    $    1,874,084    $     1,584,063
                                                                 ================    ==============    ===============
Basic earnings per common share                                  $            .11    $          .77    $           .65
                                                                 ================    ==============    ===============

Diluted earnings per common and dilutive
   potential common share                                        $            .10    $          .73    $           .64
                                                                 ================    ==============    ===============

Weighted average number of common
   shares outstanding                                                   2,451,836         2,434,125          2,424,922
                                                                 ================   ===============    ===============

Weighted average number of common and
   dilutive potential common shares                                     2,527,299         2,555,518          2,481,873
                                                                 ================   ===============    ===============


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------


                                            COMMON STOCK             CAPITAL                          TOTAL
                                         ------------------         IN EXCESS      RETAINED       STOCKHOLDERS'
                                         SHARES      AMOUNT       OF PAR VALUE     EARNINGS          EQUITY
                                         ------      ------       ------------     --------          ------
 BALANCE AT AUGUST 25, 1996         $  2,420,850   $  242,085   $ 1,511,598     $2,699,378      $  4,453,061

   Net earnings                                                                  1,584,063         1,584,063
   Exercise of stock options               8,130          813        17,187                           18,000
                                    ------------   ----------   -----------     ----------      ------------

BALANCE AT AUGUST 31, 1997             2,428,980      242,898     1,528,785      4,283,441         6,055,124

   Net earnings                                                                  1,874,084         1,874,084
   Exercise of stock options              19,820        1,982        63,730                           65,712
                                    ------------   ----------   -----------     ----------      ------------

BALANCE AT AUGUST 30, 1998             2,448,800      244,880     1,592,515      6,157,525         7,994,920

   Net earnings                                                                    261,065           261,065
   Exercise of stock options               4,625          463         7,787                            8,250
                                    ------------   ----------   -----------     ----------      ------------

BALANCE AT AUGUST 29, 1999             2,453,425   $  245,343   $ 1,600,302     $6,418,590      $  8,264,235
                                    ============   ==========   ===========     ==========      ============


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 29, 1999, AUGUST 30, 1998, AND AUGUST 31, 1997
--------------------------------------------------------------------------------


                                                                               1999           1998          1997
                                                                               ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $   261,065   $  1,874,084   $  1,584,063
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                        1,530,523      1,115,529      1,365,863
      Gain on sale of property, plant, and equipment
         and other assets                                                    (48,164)             -       (508,365)
      Increase (decrease) in pension liability                               (32,636)       (87,000)         8,571
      Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                             1,515,192       (307,286)      (676,376)
           Inventories                                                      (429,587)       437,020       (257,825)
           Prepaid and other current assets                                  159,260       (117,420)        34,031
         (Decrease) increase in accounts payable and accrued expenses       (314,294)       131,692      1,013,105
                                                                         ------------  ------------   ------------
           Net cash provided by operating activities                       2,641,359      3,046,619      2,563,067

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                              (257,897)      (793,497)      (507,002)
   Proceeds from sale of equipment and other assets                           57,036              -        536,720
   Purchase of subsidiaries, net of cash assumed                          (8,704,234)             -              -
                                                                         ------------  ------------   ------------
      Net cash provided by (used in) investing activities                 (8,905,095)      (793,497)        29,718

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                              6,690,399              -              -
   Payments of long-term debt                                             (3,000,429)    (2,469,328)    (1,405,926)
   Issuance of common stock                                                    8,250         65,712         18,000
                                                                         -----------   ------------   ------------
      Net cash provided by (used in) financing activities                  3,698,220     (2,403,616)    (1,387,926)
                                                                         -----------   -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,565,516)      (150,494)     1,204,859

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,697,104      2,847,598      1,642,739
                                                                         -----------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   131,588   $  2,697,104   $  2,847,598
                                                                         ===========   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                           $   420,874   $    192,071   $   297,123
      Income taxes                                                            45,361         71,777         5,800
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                         980,250      1,308,517             -
      Acquisition related debt                                             5,206,657


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 29, 1999, AUGUST 30, 1998, AND AUGUST 30, 1997
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Fiscal Year - WSI Industries, Inc. and Subsidiaries' (the Company) fiscal years represent a 52-to 53-week period ending the last Sunday in August. Fiscal 1999 and 1998 each consisted of 52 weeks. Fiscal 1997 consisted of 53 weeks.

       Basis of Presentation - The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

       Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, bank account balances and money market investments including debt obligations issued by the U. S. Government or its agencies and corporate obligations. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

        Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of approximately $155,000 at August 29, 1999 and August 30, 1998. Inventories consist primarily of work-in-process.

       Depreciation - The cost of buildings and substantially all equipment is being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

       Buildings and improvements                    15 to 32 years
       Machinery and equipment                        3 to 10 years
       Transportation equipment                       3 to  5 years

       The Company evaluates long-term assets on a periodic basis in compliance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount.

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

       Earnings per Share - Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding.

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


2.     ACQUISITIONS

       On February 15, 1999, the Company completed the acquisition of Taurus Numeric Tool, Inc. ("Taurus") by purchasing all the shares of common stock from its sole shareholder. The value of the transaction was approximately $7.2 million including acquisition costs, with $5.5 million being paid by cash and debt borrowings, and an additional $1.7 million being in the form of a Subordinated Promissory Note to the prior owner. The acquisition was accounted for by the purchase method.

       The Taurus consideration was allocated to assets and liabilities based on fair values as follows:

             Net assets acquired                            $   4,535,000
             Goodwill and other intangible assets               2,713,000
                                                            -------------
                                                            $   7,248,000
                                                            =============

       On August 6, 1999, the Company completed the acquisition of Bowman Tool & Machining, Inc. ("Bowman") by purchasing all the shares of common stock from its sole shareholder. The value of the transaction was approximately $7.6 million, with $6.8 million being paid by debt borrowings, and approximately $844,000 being paid in the form of a Subordinated Promissory Note to the prior owner. The acquisition was accounted for by the purchase method.

       The Bowman consideration was allocated to assets and liabilities based on fair values as follows:

             Net assets acquired                            $   4,560,000
             Goodwill and other intangible assets               3,054,000
                                                            -------------
                                                            $   7,614,000
                                                            =============
       Goodwill and other intangible assets are being amortized over their estimated useful lives of 20 years on a straight-line basis. Amortization for the year ended August 29, 1999 was $82,300.

       The following table shows the unaudited pro forma consolidated results of operations as if both Taurus and Bowman had been acquired as of the beginning of the periods presented:

                                        Unaudited Pro Forma Consolidated Results

                                                   Years Ended
                                        ----------------------------------------
                                        August 29, 1999          August 30, 1998
                                        ---------------          ---------------

       Sales                          $  33,802,000         $   39,918,000
       Net earnings                   $   2,105,000         $    3,879,174
       Net earnings per share         $         .83         $         1.52

       The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combined operations.

3.     DEBT

       Long-term debt consisted of the
       following:
                                         August 29, 1999      August 30, 1998

       Bank term debt                  $   4,400,000         $            -
       Mortgage note payable               2,500,000                      -
       Subordinated promissory notes       2,506,657                      -
       Capitalized lease obligations       2,701,662              2,511,021
       (Notes 3)                       -------------         --------------
                                          12,108,319              2,511,021
       Less current portion                1,442,199                708,949
                                       -------------         --------------
       Long-term debt                     10,666,120         $    1,802,072
                                       =============         ==============


       During fiscal 1999, the Company renegotiated its term debt and its line of credit with the same bank with which the Company previously had its debt and line of credit. The agreement requires principal payments of $52,381 per month on the Term Note with the agreement expiring on March 31, 2002. At August 29, 1999, the balance of term debt was $4,400,000. Interest on the term debt is calculated at the bank's base rate (9.0% at August 29, 1999 and 8.5% at August 30, 1998) plus .75% and is also paid monthly.

       During fiscal 1999 the Company obtained a mortgage with the same bank that it currently has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889. Interest on the mortgage is calculated at the bank's base rate plus 1.0% and is paid monthly. The entire balance is due August 6, 2004.

       Interest on the line of credit is at the bank's base rate plus 0.5 percentage points for August 29, 1999. The line expires March 31, 2002. The agreement provides for secured borrowing of up to $3,000,000; however, the Company is charged an annual unused credit line fee of 0.5%. At August 29, 1999, there was a balance outstanding of $279,578.

       Restrictive provisions of the agreement require, among other provisions, that the Company (1) maintain a net worth of not less than $7,000,000,
       (2) maintain a ratio of liabilities to net worth not greater than 4.0 to 1.0, (3) limit capital expenditures to $3,000,000 in each fiscal year with no more than $1,000,000 coming from its line of credit and (4) maintain a defined cash flow coverage ratio of no less than 1.1 to 1.0. Cash dividends are fully restricted. At August 29, 1999, the Company was in compliance with the various covenants of the credit agreement. The notes, line of credit and capital leases are collateralized by the receivables, inventories, and property, plant, and equipment of the Company. The mortgage is secured by the building in Long Lake, Minnesota.

       During fiscal 1999, and in connection with the acquisitions of Bowman Tool & Machining, Inc. and Taurus Numeric Tool, Inc., the Company entered into Subordinated Promissory Notes with the sellers of the respective companies. The agreements call for quarterly interest payments at 7.75%. The note in connection with the Bowman transaction is due in three equal annual installments commencing August 6, 2002. The note in connection with the Taurus transaction is also due in three annual installments commencing February 15, 2002. The notes are subordinated to all bank debt and the mortgage, but are collateralized by equipment.

       Maturities of long-term debt, excluding capital lease obligations, for the fiscal years subsequent to August 29, 1999 are as follows:

                                   2000                $    795,240
                                   2001                     795,240
                                   2002                   4,145,076
                                   2003                   1,002,220
                                   2004                   2,668,881
                                                       ------------
                                                       $  9,406,657
                                                       ============
4.     COMMITMENTS

       Leases - Included in the consolidated balance sheet at August 29, 1999 are cost and accumulated depreciation on equipment subject to capitalized leases of $5,439,045 and $2,531,647, respectively. At August 30 1998, the amounts were $4,526,435 and $1,826,568, respectively.


The present value of the net minimum payments on capital leases as of August 29, 1999 is as follows:

                                                                     Capital
                                                                     Leases
       Fiscal years ending August:                              ------------
          2000                                                  $    803,073
          2001                                                       597,697
          2002                                                       597,697
          2003                                                       470,050
          2004                                                       427,590
          Thereafter                                                 359,848
                                                                ------------
       Total minimum lease payments                                3,255,955
       Less amount representing interest                             554,293
                                                                ------------
       Present value of net minimum lease payments                 2,701,662
       Current portion                                               646,959
                                                                ------------
       Capital lease obligation, less current portion           $  2,054,703
                                                                ============

       The Company leases its Taurus facility under an operating lease that expires in February 2002 with a monthly base rent of $8,900. Operating expenses and real estate taxes are paid by the Company.

       The Company also leases its Bowman facility under a lease that expires in August, 2000 and is responsible for operating expenses and real estate taxes. The Company also leases certain manufacturing equipment under leases that expire in August, 2000.

       Future minimum lease payments for operating leases are:

       Fiscal years ending August:
          2000                                                   $    218,735
          2001                                                        106,800
          2001                                                         48,950
                                                                 ------------
       Total minimum lease payments                              $    374,485
                                                                 ============

       Rent expense of approximately $67,000, $1,000, and $2,000 have been charged to operations for the years ended August 29, 1999, August 30, 1998 and August 31, 1997, respectively.

5.      STOCK OPTIONS

       Stock Options - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

       In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. At August 29, 1999, 182,666 shares remained reserved and available for grant under the plan.

       No shares remain reserved, available for grant or outstanding under the 1981 employee incentive stock option plan at August 29, 1999. Option transactions during the three years ended August 29, 1999 are summarized as follows:

                                               1981 Employee
                                                    Incentive            1987 Stock                 1994 Stock
                                                   Option Plan           Option Plan               Option Plan
                                                -----------------     ------------------        -------------------
                                                           Average                Average                   Average
                                                 Shares     Price    Shares        Price       Shares        Price
                                                 ------     -----    ------        -----       ------        -----
       Outstanding at August 25, 1996            2,000   $    2.50   155,000    $    2.42       26,000       $ 3.86
          Granted                                    -        -            -         -         101,000         4.62
          Lapsed                                     -        -       (8,000)        3.36            -         -
          Exercised                             (2,000)       2.50    (7,000)        2.21            -         -
                                                ------               --------                  -------

       Outstanding at August 31, 1997                -        -      140,000         2.38      127,000         4.46
          Granted                                    -        -            -                    25,000         4.75
          Lapsed                                     -        -            -            -       (9,666)        4.03
          Exercised                                  -        -      (12,000)        3.01       (8,334)        3.85
                                                ------               -------                   -------

       Outstanding at August 30, 1998                -        -      128,000         2.32      134,000         4.58
                                                ------               -------                   -------
          Granted                                    -                     -                   125,000         4.99
          Lapsed                                     -                     -                         -
          Exercised                                  -                (5,000)        2.06            -
                                                ------                                         -------
       Options exercisable at August 29, 1999        -   $    -      123,000    $    2.33      259,000       $ 4.78
                                                ======               =======                   =======


        The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 1999, fiscal 1998 and fiscal 1997 as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.


                                                1999                 1998               1997
                                                ----                 ----               ----
        Dividend yield                           None                 None                 None

                                       29

        Expected volatility                     47.7%                43.9%                38.9%
        Risk free interest rate                  6.0%                 5.5%                 6.38%
        Expected term                        10 years              5 years              5 years

The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                                   Years ended
                                                       ----------------------------------------------------------------
                                                       August 29, 1999           August 30, 1998        August 31, 1997
                                                       ---------------           ---------------        ---------------
        Net Income:
           As reported                                 $      261,065            $    1,874,084         $    1,584,063
           Pro forma                                           71,632            $    1,738,962         $    1,550,636

        Income per basic common share:
           As reported                                 $         .11             $          .77         $          .65
           Pro forma                                   $         .03             $          .71         $          .64

        Income per diluted common share:
           As reported                                 $         .10             $          .73         $          .64
           Pro forma                                   $         .03             $          .68         $          .62

        As of August 29, 1999, there were 108,000 options outstanding with exercise prices between $2.00 and $2.13, 149,000 options outstanding with exercise prices between $3.00 and $4.75, and 125,000 options outstanding with exercise prices between $5.50 and $6.13. At August 29, 1999, outstanding options had a weighted-average remaining contractual life of 6.2 years.

        The numbers of options exercisable as of August 29, 1999, August 30, 1998 and August 31, 1997 were 251,171, 199,504, and 168,000 respectively, at weighted average share prices of $3.50, $3.04, and $2.60 per share, respectively.

        The weighted average fair value of options granted during the years ended August 29, 1999, August 30, 1998, and August 31, 1997 was $3.28, $2.82, and $2.83 per share, respectively.

6.     INCOME TAXES

       Income tax expense (benefit) consisted of the following:

                                                                             Years Ended
                                                        ------------------------------------------------------
                                                        August 29               August 30          August 31,
                                                          1999                    1998                1997
                                                          ----                    ----                ----
       Currently payable:
          Federal                                    $    17,500           $      40,000         $      36,000
          State                                            8,300                   5,800                 5,800
                                                     -----------           -------------         -------------
                                                          25,800                  45,800                41,800
       Deferred:
          Federal                                              -                       -                     -
          State                                                -                       -                     -
                                                     -----------           -------------         -------------
          Total                                      $    25,800           $      45,800         $      41,800
                                                     ===========           =============         =============

        A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                                                          Years Ended
                                                                         --------------------------------------------
                                                                         August 29,       August 30,       August 31,
                                                                            1999             1998             1997
                                                                            ----             ----             ----
       Ordinary federal income tax statutory rate                             35.0%            35.0%             35.0%
       Limitation on (utilization of) tax assets                             (28.9)           (34.0)            (34.0)
       State income taxes, net of federal tax benefit                          2.9              0.2               0.2
       Impact of graduated income tax                                          -               (1.0)             (1.0)
       Other                                                                   -                2.2               2.4
                                                                      ------------     -------------    -------------
       Taxes provided                                                          9.0%             2.4%              2.6%
                                                                      ============     ============     =============

       Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                          Year ended August 29,        Year ended August 30,
                                                                   1999                        1998
                                                       ---------------------------- ---------------------------
       DEFERRED TAX ASSETS
       Accrued liabilities                                  $             79,841           $          170,424
       Inventory valuation accruals                                       52,768                       52,700
       Net operating loss carryforwards                                  604,309                      700,224
       Tax credit carryforwards                                          530,380                      524,599
       Pension liability                                                  81,216                       55,545
       Other                                                              34,050                        9,360
                                                      ---------------------------- ---------------------------
                                                                       1,382,564                    1,512,852
       DEFERRED TAX LIABILITIES
       Tax depreciation less than book                                   210,320                      259,824
                                                      ---------------------------- ---------------------------
       Net deferred tax assets                                         1,172,244                    1,253,028
       Valuation allowance                                            (1,172,244)                  (1,253,028)
                                                      ============================ ===========================
                                                            $                  -           $                -
                                                      ============================ ===========================

          As of August 29, 1999, the Company had federal and California state income tax net operating loss carryforwards of approximately $1,761,000 and $644,000, respectively, of which most will expire in fiscal years 2008 and 2009. Also as of August 29, 1999, the Company had $478,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

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

       Net periodic pension cost consisted of the following:

                                                                                         Years Ended
                                                                   --------------------------------------------------
                                                                         1999               1998            1997
                                                                         ----               ----            ----
       Service cost - benefits earned during the year              $       119,314   $      128,068    $      141,872
       Interest cost on projected benefit obligation                       509,347          461,123           472,272
       Actual return on plan assets                                       (661,377)         (18,369)       (1,502,308)
       Net amortization and deferral                                        (1,339)        (657,893)          896,735
                                                                   ---------------   --------------    --------------
       Net periodic pension cost                                   $       (34,055)  $      (87,071)   $        8,571
                                                                   ===============   ==============    ==============


      The funded status of the plans and the amount recognized on the balance sheet are as follows:

                                                                             Years Ended
                                                               ---------------------------------------
                                                               August 29, 1999         August 31, 1998
                                                               ---------------         ---------------
       Actuarial present value of benefit obligations:
          Vested benefits                                      $  7,601,590             $   6,906,823
          Nonvested benefits                                        140,629                   202,955
                                                               ------------             -------------
          Accumulated benefit obligations                         7,742,219                 7,109,778
          Effect of projected future compensation
             increases                                              406,842                   218,397
                                                               ------------             -------------
       Projected benefit obligations                              8,149,061                 7,328,175
       Plan assets at fair value                                  8,674,648                 7,626,174
                                                               ------------             -------------
       Plan assets (in excess of) less than projected
          benefit obligations                                      (525,587)                 (297,999)
       Unrecognized net gain (loss)                               1,709,719                 1,070,750
       Unrecognized prior-service cost                           (1,043,389)                 (641,638)
       Unrecognized net transition assets                           205,204                   248,960
                                                               ------------             -------------
       Pension liability                                       $    345,947             $     380,073
                                                               ============             =============

       Weighted average discount rate                                  7.00%                     7.00%
       Rate of increase in future compensation
          levels, non-union employees                                  4.50%                     4.25%
       Expected long-term rate of return on
          plan assets                                                  9.0%                      9.0%

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

       The Company and its two operating subsidiaries, Bowman Tool & Machining, Inc and Taurus Numeric Tool, Inc. each have their own retirement savings 401(k) plains. All employees are eligible to participate in their respective plans. Contributions charged to operations for fiscal 1999, 1998, and 1997, were approximately $51,954, $51,710, and $47,836, respectively.

8.     INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

       The Company had sales to five customers which exceeded 10 percent of total sales during any one of fiscal years 1999, 1998, or 1997 as listed below:

                                                       Fiscal Year Sales
                        ----------------------------------------------------------------------
                        Customer               1999              1998               1997
                        --------               ----              ----               ----

                            #1          $  11,748,000       $  18,128,000       $  17,604,000
                            #2              2,884,000       $   1,394,000       $           0
                            #3              2,682,000       $           0       $           0
                            #4              1,388,000       $   1,666,000       $   1,298,000
                            #5                549,000       $     182,000       $   1,769,000

9.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                1999                  1998                 1997
                                                                ----                  ----                 ----
       Net Income (loss)                                  $     261,065         $   1,874,084       $    1,584,063
       Denominator for earnings per share:

          Weighted average shares;
          denominator for basic earnings
          per share                                           2,451,836             2,434,125            2,424,922

          Effect of dilutive securities;
          employee and nonemployee options                       75,463               121,393               56,951
                                                          -------------         -------------       --------------

          Dilutive common shares;
          denominator for diluted earnings
          per share                                           2,527,299             2,555,518            2,481,873

       Basic earnings (loss) per share                     $        .11          $        .77       $          .65
                                                           ============          ============       ==============

       Dilutive earnings (loss) per share                  $        .10          $        .73       $          .64
                                                           ============          ============       ==============

10.    SUBSEQUENT EVENT

       Subsequent to year-end, the Company announced plans to consolidate all manufacturing operations into its Rochester, Minnesota (Bowman Tool) and Osseo, Minnesota (Taurus Numeric Tool) facilities. Upon completion of the consolidation, the current Long Lake, Minnesota facility will be closed.

       Consolidation expenses including, but not limited to, severance, relocation costs and partial plan termination of the defined benefit pension plan will be incurred primarily in the first quarter of fiscal 2000.

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------------------------------------------

                                   BALANCE AT            NET ADDITIONS                              BALANCE AT
                                    BEGINNING             CHARGED TO                  NET             END OF
        DESCRIPTION                 OF PERIOD          COST AND EXPENSES          DEDUCTIONS          PERIOD
        -----------                 ---------          -----------------          ----------          ------
Reserves deducted
from assets to
which it applies:

   ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:

   Year ended
      August 31, 1997         $          50,000      $                       $                     $       50,000
                              =================      ==================      =============         ==============

   Year ended
      August 30, 1998         $          50,000      $                       $      25,000   (2)   $       25,000
                              =================      ==================      =============         ==============

   Year ended
      August 29, 1999         $          25,000      $            2,500  (3) $                     $       27,500
                              =================      ==================      =============         ==============

   ALLOWANCE FOR
      EXCESS OR
      OBSOLETE
      INVENTORY:

   Year ended
      August 31, 1997         $          16,716      $          155,342      $      16,716   (1)   $      155,342
                              =================      ==================      =============         ==============

   Year ended
      August 30, 1998         $         155,342      $                       $         342   (1)   $      155,000
                              =================      ==================      =============         ==============

   Year ended
      August 29, 1999         $         155,000      $                       $                     $      155,000
                              =================      ==================      =============         ==============


(1) Write-offs of excess or obsolete inventory.

(2) Level of reserve reduced due to management assessment of exposure to potential write-offs.

(3) Additional amount assumed due to the acquisition of Taurus Numeric Tool, Inc.