Form 10-Q
period 1999-10-28
WSI INDUSTRIES INC
filed 2000-01-12
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---------EXCHANGE ACT OF 1934

For the quarterly period ended                 November 28, 1999
                               -------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For  the transition period from                        to
                                -----------------------   ----------------------

Commission File Number              0-619
                      ----------------------------------

                              WSI Industries, Inc.
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
Yes    X    No
    -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,458,425 Common Shares were outstanding as of December 31, 1999.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets November 28, 1999 (Unaudited)
                  and August 29, 1999                                                            3

                  Consolidated Statements of Operations
                  Thirteen weeks ended November 28, 1999 and
                  November 29, 1998 (Unaudited)                                                  4

                  Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 28, 1999 and
                  November 29, 1998 (Unaudited)                                                  5

                  Notes to Consolidated Financial Statements (Unaudited)                     6,  7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   8, 9, 10

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                     11

PART II.  OTHER INFORMATION:


         Item 6.  Exhibits and Reports on Form 8-K                                              11

         Signatures                                                                             11


                               PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS                                                                               NOVEMBER 28,       AUGUST 29,
                                                                                        1999               1999
                                                                                        ----               ----
CURRENT ASSETS:
   Cash and cash equivalents                                                     $         6,301   $       131,588
   Accounts receivable                                                                 3,666,993         2,962,268
   Inventories                                                                         3,011,356         3,491,900
   Prepaid and other current assets                                                       51,877            72,478
                                                                                 ---------------   ---------------
         Total current assets                                                          6,736,527         6,658,234

Property, plant and equipment, net                                                    11,417,871        12,181,909

Intangible assets, net                                                                 5,616,155         5,684,869
                                                                                 ---------------   ---------------
                                                                                 $    23,770,553   $    24,525,012
                                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facility                                                     $                 $       279,578
   Trade accounts payable                                                              1,687,144         1,438,324
   Accrued compensation and employee withholdings                                        883,306           627,731
   Accrued real estate taxes                                                             133,715           166,709
   Miscellaneous accrued expenses                                                        396,131           549,946
   Acquisition payments due                                                              500,000           742,733
   Current portion of long-term debt                                                   1,356,657         1,442,199
                                                                                 ---------------   ---------------
         Total current liabilities                                                     4,956,953         5,247,220

Long-term debt, less current portion                                                  10,359,191        10,666,120

Long-term pension liability                                                              121,375           347,437

STOCKHOLDERS' EQUITY:
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,458,425 and
     2,453,425 shares, respectively                                                      245,843           245,343
     Capital in excess of par value                                                    1,617,927         1,600,302
   Retained earnings                                                                   6,469,264         6,418,590
                                                                                 ---------------   ---------------
           Total stockholders' equity                                                  8,333,034         8,264,235
                                                                                 ---------------   ---------------
                                                                                 $    23,770,553   $    24,525,012
                                                                                 ===============   ===============

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              13 weeks ended
                                                                                    --------------------------------
                                                                                      November 28,      November 29,
                                                                                          1999             1998
                                                                                    --------------   ---------------
Net sales                                                                           $    7,294,952   $     5,640,708

Cost of products sold                                                                    6,267,595         4,815,677
                                                                                    --------------   ---------------

     Gross margin                                                                        1,027,357           825,031

Selling and administrative expense                                                         979,700           543,638
Pension curtailment                                                                       (232,000)
Gain on sale of equipment                                                                 (269,073)
Severance costs                                                                            248,507
Interest and other income                                                                   (6,981)          (67,071)
Interest and other expense                                                                 253,530            59,692
                                                                                    --------------   ---------------
Earnings from operations
  before income taxes                                                                       53,674           288,722

Income tax expense                                                                           3,000            11,800
                                                                                    --------------   ---------------

Net earnings                                                                        $       50,674   $       276,972
                                                                                    ==============   ===============

Basic earnings per share                                                            $         0.02   $          0.11
                                                                                    ==============   ===============

Diluted earnings per share                                                          $         0.02   $          0.11
                                                                                    ==============   ===============

Weighted average number of
  common shares                                                                          2,455,073         2,448,000
                                                                                         =========         =========

Weighted average number of
  common and dilutive potential
  common shares                                                                          2,503,793         2,552,053
                                                                                         =========         =========


See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    13 weeks ended
                                                                           --------------------------------
                                                                             November 28,       November 29,
                                                                                 1999               1998
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                   $      50,674     $     276,972
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Gain on sale of property, plant & equipment                       (269,071)           (2,605)
              Depreciation and amortization                                      594,379           317,990
              (Decrease) in pension liability                                   (226,062)           (5,676)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        (704,725)          354,355
              (Increase) decrease in inventories                                 480,544           (51,575)
              (Increase) decrease in prepaid expenses                             20,600            67,971
              Increase (decrease) in accounts payable and
                 accrued expenses                                                 74,855          (769,247)
                                                                           -------------     -------------
         Net cash provided by operations                                          21,194           188,185

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                             562,000             2,605
     Purchase of property, plant and equipment                                   (54,556)          (89,587)
                                                                           -------------     -------------
              Net cash provided by (used in) investing activities                507,444           (86,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                                 (672,050)         (181,826)
     Issuance of common stock                                                     18,125
                                                                           -------------     -------------
         Net cash provided by (used in) financing activities                    (653,925)         (181,826)
                                                                           -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (125,287)          (80,623)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   131,588         2,697,104
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $       6,301     $   2,616,481
                                                                           =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     253,003     $      59,631
         Income taxes                                                      $           0     $       6,000



See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of November 28, 1999, the consolidated statements of operations for the thirteen weeks ended November 28 1999 and November 29, 1998 and the consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The balance sheet at August 29, 1999 is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

                  Effective February 15, 1999, the Company acquired Taurus Numeric Tool, Inc. ("Taurus") in a stock purchase transaction using cash on hand, borrowings from a bank and subordinated debt from the previous owner. Effective August 6, 1999, the Company acquired Bowman Tool & Machining, Inc. ("Bowman") in a stock purchase transaction using borrowings and a mortgage from a bank and subordinated debt from the previous owner. Accordingly, the balance sheets as of November 28, 1999 and statements of operations and cash flows of Taurus and Bowman have been consolidated for the quarter then ended into WSI Industries, Inc.


2.       Business Consolidation and Relocation:

         On September 2, 1999, the Company announced that it was closing its Long Lake, Minnesota facility and transferring all of it production to its Taurus and Bowman subsidiaries. As a result of this consolidation, the Company incurred severance costs in the first quarter of 1999 for employees terminated or given notice in that period. WSI was also able to sell excess production equipment in the quarter. Concurrent with the consolidation decision, the Company also decided to terminate its defined benefit pension plan. See the accompanying Management Discussion and Analysis for quantification of these events.

3.       DEBT AND LINE OF CREDIT:

                  Pursuant to the Bowman transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $4,400,000 and a revolving credit facility in the maximum amount of $3,000,000 and expires March 31, 2002. Interest is accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility. Each facility has a LIBOR rate option. The term loan is payable in equal monthly installments of $52,381 of principal commencing August 31, 1999. At November 28, 1999, the outstanding balance on the term loan was $4,243,000 while there was no outstanding balance on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

                During fiscal 1999 the Company obtained a mortgage with the same bank that it currently has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889 and has a balance at November 28, 1999 of $2,458,000. Interest on the mortgage is calculated at the bank's base rate plus 1.0% and is paid monthly. The entire balance is due August 6, 2004.

                  The Company also entered into Subordinated Promissory Notes with both of the former owners of Taurus and Bowman in the total amount of $2,507,000. The notes bear interest at 7.75% with interest payable quarterly. Principal payments are due in three equal installments commencing annually on February 15, 2002 for the Taurus related note and August 6, 2002 for the Bowman related note.

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

The following table sets forth the computation of basic and diluted earnings per share:



                                                                     Thirteen weeks ended
                                                          ----------------------------------------
                                                           November 28,               November 29,
                                                                1999                       1998
                                                                ----                       ----
Numerator for basic and diluted earnings per share:
     Net Earnings                                         $      50,672             $      276,972
                                                                 ======                    =======

Denominator:
     Denominator for basic earnings
     per share - weighed average shares                       2,455,073                  2,448,800

     Effect of dilutive securities:
       Employee/and non-employee options                         48,720                    103,253
                                                          -------------             --------------

     Dilutive common shares
       Denominator for diluted earnings
       per share                                              2,503,793                  2,552,053
                                                              =========                  =========

Basic earnings per share                                  $        0.02             $         0.11
                                                                   ====                       ====

Diluted earnings per share                                $        0.02             $         0.11
                                                                   ====                       ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS


Results of Operations:

                  Net sales of $7,295,000 for the quarter ending November 28, 1999 increased 29% or $1,654,000 from the same period of the prior year. Sales growth was generated by the Taurus and Bowman subsidiaries, whose combined sales more than offset the year over year decline in the agribusiness market. In the first quarter, the agriculture market accounted for 29% of total sales, as opposed to 68% from the prior year first quarter. The construction market accounted for 29% of sales, followed by aerospace/avionics/defense at 21%. Recreational vehicles and computer components make up the remainder of the sales markets.

                  Gross margin remained steady at 14% in comparison to the year ago period, with the profitability of Bowman and Taurus operations largely offsetting consolidation related expenses including equipment moving, hiring, training and start-up expenses.

                  Selling and administrative expense of $979,000 was $435,000 higher than in the prior year period. The amount was higher due to the addition of Taurus and Bowman selling and administrative expense as well as intangible asset amortization not incurred in Fiscal 1999.

                  Interest and other income was $62,000 lower than the comparable period of the prior year due to lower cash balances which generated less interest income.

                  Interest and other expense increased $195,000 in the period versus the prior year due to the addition of capitalized leases and the debt incurred on the Bowman and Taurus transactions.

                  The Company also recorded $249,000 in severance costs in association with the Long Lake, Minnesota plant shutdown. WSI also sold excess manufacturing equipment with a net book value of $293,000 for $562,000, generating a gain of $269,000.

                  The Company is also terminating its defined benefit pension plan. The termination resulted in the recognition of prior service costs of $1,043,000, offset by the reduction in future benefits of $407,000, and by the recognition of the gain of the fair market value of the pension plan assets over their cost basis of $868,000. The combination of the above events resulted in a gain of $232,000 for the F2000 first quarter.

                  In the thirteen week period ended November 28, 1999, the Company recorded a tax provision of $3,000 to cover mandatory state income taxes and federal alternative minimum taxes, and was able to recognize the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

                  On November 28, 1999 working capital was $1,780,000 compared to $1,411,000 at August 29, 1999, an increase of $369,000, due primarily to a reduction in the revolving line of credit and acquisition payments due. The ratio of current assets to current liabilities at November 28, 1999 and August 29, 1999 was 1.36 to 1.0 and 1.27 to 1.0, respectively.

                  As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank on August 6, 1999. Currently, the Company owes $4,243,000 on its term loan facility but does not have a balance due on its revolving facility. The revolving facility had $3,000,000 of availability at November 28, 1999. The term loan carries an interest rate at prime plus .75%. The revolver rate is at prime plus .50%.

                  The Company also entered into a mortgage with the same bank on August 6, 1999 as outlined in the Notes to Consolidated Statements. The Company currently owes $2,453,000 with interest paid at prime plus 1.0%.

                  As also described in the Notes, the Company entered into a subordinated promissory note with the former owner of Taurus for $1,663,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002. The Company also has a subordinated promissory note of $844,000 with the former owner of Bowman. Interest is accrued at 7.75% payable quarterly with principal payments due in equal installments commencing August 6, 2002.

                  Total capitalized lease debt of $2,508,000 on November 28, 1999 was $194,000 lower than on August 29, 1999. The decrease resulted from payments on the leases with no new additions during the quarter.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2000.

Year 2000 Compliance:

                  There were no material effects from the Year 2000 conversion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         1.       Not applicable.

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K:

                  A.   Exhibit 27     Financial Data Schedule, Q1, Fiscal 2000

                  B. There was a Form 8-K filed effective September 16, 1999 describing the Company's intent to shut down the Long Lake, Minnesota plant.

                  C. There was a Form 8-K\A filed effective October 20, 1999 describing the Company's purchase of Bowman Tool & Machining, Inc. and corresponding other events.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WSI INDUSTRIES, INC.



Date:  January 12, 2000                    /s/ Michael J. Pudil
       ----------------                 ----------------------------------------
                                        Michael J. Pudil, President & CEO



Date:  January 12, 2000                    /s/ Paul D. Sheely
       ----------------                 ----------------------------------------
                                        Paul D. Sheely, Vice President & CFO