Form 10-Q
period 2000-02-27
WSI INDUSTRIES INC
filed 2000-04-12
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

For the quarterly period ended                 February 27, 2000
                               -------------------------------------------------
                                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

For  the transition period from                           to
                                --------------------------  --------------------

Commission File Number              0-619
                      ----------------------------------

                              WSI Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


         Minnesota                                            41-0691607
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation of organization)                           Identification No.)

         Wayzata, Minnesota                                     55391
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (952) 473-1271
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Long Lake, Minnesota
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes  X   No
              -----   -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,465,229 Common Shares were outstanding as of March 31, 2000.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX



                                                                                                   Page No.
                                                                                                   --------
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets February 27, 2000 (Unaudited)
                  and August 29, 1999                                                                  3

                  Consolidated Statements of Operations
                  Thirteen and Twenty-Six weeks ended and February 27, 2000
                  Thirteen and Twenty-Six weeks ended February 28, 1999 (Unaudited)                    4

                  Consolidated Statements of Cash Flows
                  Twenty-Six weeks ended February 27, 2000 and Twenty-Six weeks
                  ended February 28, 1999 (Unaudited)                                                  5

                  Notes to Consolidated Financial Statements (Unaudited)                            6, 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             8, 9

PART II.  OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of the Security Holders                             10

         Item 5.  Other Information                                                                   10

         Item 7.  Exhibits and Reports on Form 8-K                                                    10

         Signatures                                                                                   10

Part I.  Financial Information

         Item I.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               FEBRUARY 27,           AUGUST 29,
ASSETS                                                                             2000                  1999
------                                                                             ----                  ----
      Current Assets:
           Cash and cash equivalents                                         $       6,300         $     131,588
           Accounts receivable                                                   4,217,248             2,962,268
           Inventories                                                           2,915,004             3,491,900
           Prepaid and other current assets                                        203,599                72,478
                                                                             -------------         -------------
               Total Current Assets                                              7,342,151             6,658,234

      Property, Plant and Equipment - Net                                       11,130,382            12,181,909

      Intangible Assets                                                          5,540,689             5,684,869
                                                                             -------------         -------------

                                                                             $  24,013,222         $  24,525,012
                                                                             -------------         -------------

Liabilities and Stockholders' Equity

      Current Liabilities:
           Revolving credit facility                                         $           0         $     279,578
           Trade accounts payable                                                2,649,122             1,438,324
           Accrued compensation and employee withholdings                          743,885               627,731
           Miscellaneous accrued expenses                                          535,714               716,655
           Acquisition payments due                                                500,000               742,733
           Current portion of long-term debt                                     1,279,586             1,442,199
                                                                             -------------         -------------
               Total Current Liabilities                                         5,708,307             5,247,220

      Long term debt, less current portion                                      10,049,981            10,666,120

      Long term pension liability                                                  121,375               347,437

      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding 2,465,229
               and 2,453,425 shares respectively                                   246,523               245,343
               Capital in excess of par value                                    1,640,934             1,600,302
           Retained earnings                                                     6,246,102             6,418,590
                                                                             -------------         -------------
               Total Stockholders' Equity                                        8,133,559             8,264,235
                                                                             -------------         -------------
                                                                            $   24,013,222         $  24,525,012
                                                                            ==============         =============

See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       13 weeks ended                        26 weeks ended
                                            ---------------------------------       -------------------------------
                                              February 27,       February 28,       February 27,      February 28,
                                                  2000               1999                 2000            1999
                                            --------------      -------------       -------------      ------------
Net sales                                   $    7,710,690      $   3,729,158       $  15,005,642      $  9,369,866

Cost of products sold                            6,612,616          3,563,151          12,880,212         8,378,828
                                            --------------      -------------       -------------       -----------

     Gross margin                                1,098,074            166,007           2,125,430           991,038

Selling and administrative expense               1,215,848            578,661           2,195,546         1,122,299
Pension curtailment                                      -                               (232,000)
Gain on sale of equipment                         (125,611)                              (394,682)
Severance costs                                          -                                248,507
Interest and other income                          (31,564)           (65,595)            (38,548)         (132,666)
Interest and other expense                         262,565             67,385             516,095           127,077
                                            --------------      -------------       -------------       -----------
Earnings (loss) from operations
  before income taxes                             (223,164)          (414,444)           (169,488)         (125,672)

Income tax expense                                       -              6,700               3,000            18,500
                                            --------------      -------------       -------------       -----------

Net earnings                                $     (223,164)     $    (421,144)      $     172,488       $  (144,172)
                                            ==============      =============       =============       ===========

Basic earnings per share                    $         (.09)     $       (0.17)      $        (.07)      $     (0.06)
                                            --------------      -------------       -------------       -----------

Diluted earnings per share                  $         (.09)     $       (0.17)      $        (.07)      $     (0.06)
                                            ==============      =============       =============       ===========

Weighted average number of
  common and dilutive potential
  common shares                                  2,462,388          2,451,696           2,458,731         2,450,248
                                                 =========          =========           =========         =========

Weighted average number of
  common and dilutive potential
  common shares                                  2,534,813          2,547,947           2,519,303         2,550,000
                                                 =========          =========           =========         =========


See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     26 weeks ended
                                                                              February 27,   February 28,
                                                                                  2000           1999
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                   $    (172,488)    $  (144,172)
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Gain on sale of property, plant & equipment                       (394,682)        (40,230)
Depreciation and amortization                                                  1,181,341         626,336
              (Decrease) in pension liability                                   (226,062)        (14,190)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                      (1,254,980)        405,735
              (Increase) decrease in inventories                                 576,896      (1,143,384)
              (Increase) decrease in prepaid expenses                           (131,121)         98,439
              Increase (decrease) in accounts payable and
                 accrued expenses                                                903,279        (247,194)
                                                                           -------------     -----------
         Net cash provided by (used in) operations                               482,183        (458,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                             746,165          40,230
     Purchase of property, plant and equipment                                  (337,118)       (185,126)
     Purchase of subsidiary (net of cash acquired)                                     -      (6,667,124)
                                                                           -------------     -----------
         Net cash provided by (used in) investing activities                     409,047      (6,812,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                               (1,058,331)       (384,674)
     Proceeds from issuance of long term debt                                          -       4,950,000
     Issuance of common stock                                                     41,813           8,250
                                                                           -------------     -----------
         Net cash provided by (used in) financing activities                  (1,016,518)      4,573,576
                                                                           -------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (125,288)     (2,697,104)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   131,588       2,697,104
                                                                           -------------     -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $       6,300    $          0
                                                                           =============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     519,144    $    127,598
         Income taxes                                                      $                $     22,500
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $                $    980,250

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of February 27, 2000, the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended February 27, 2000 and February 28, 1999 and the consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

                  The Company acquired Taurus Numeric Tool, Inc. on February 15, 1999. The Company subsequently acquired Bowman Tool and Machining Inc. on August 6, 1999. Accordingly, the balance sheet as of February 27, 2000 and statements of operations and cash flows for the thirteen and twenty-six weeks ended February 27, 2000 include the effects of both Taurus and Bowman for the entire respective periods. However, the balance sheet for the previous year only includes the effect of the addition of Taurus as Bowman had not yet been acquired, and the statements of operations and cash flows only reflect two weeks of Taurus activity.

2        BUSINESS CONSOLIDATION AND RELOCATION

                   During the first and second quarters of fiscal 2000, the Company closed its Long Lake, Minnesota facility and transferred all of its production to its Taurus and Bowman subsidiaries. As a result of this consolidation, the Company incurred severance costs in the first quarter of 2000 for employees terminated or given notice in that period. WSI was also able to sell excess production equipment during the first half of the year. Concurrent with the consolidation decision, the Company also decided to terminate its defined benefit pension plan. See the accompanying Management Discussion and Analysis for quantification of these events.

3.       DEBT AND LINE OF CREDIT:

                  Pursuant to the Bowman transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $4,400,000 and a revolving credit facility in the maximum amount of $3,000,000. Interest is accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility. Each facility has a LIBOR rate option. The term loan is payable in equal monthly installments of $52,381 of principal commencing August 31, 1999 and matures March 31, 2002. At February 27, 2000, the outstanding balance on the term loan was $4,085,714 while there was no outstanding balance on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

                  During fiscal 1999, the Company obtained a mortgage with the same bank that it has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889, bears interest at prime plus 1.0% and has a balance at February 27, 2000 of $2,416,666.

                  The Company also entered into Subordinated Promissory Notes with the former owners of Taurus and Bowman in the total amount of $2,507,000. The notes bear interest at 7.75% with interest payable quarterly. Principal payments are due in three annual equal installments commencing on February 15, 2002 for the Taurus related note and August 6, 2002 for the Bowman related note.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                       13 weeks ended                     26 weeks ended
                                                -----------------------------     ------------------------------
                                                February 27,     February 28,     February 27,      February 28,
                                                    2000             1999             2000              1999
                                                    ----             ----             ----              ----
Numerator for basic and diluted
earnings per share:
     Net Earnings (loss)                       $  (223,164)     $  (421,144)     $  (172,488)       $ (144,172)
                                               ===========      ===========      ===========        ==========

Denominator:
     Denominator for basic earnings
     per share - weighed average shares          2,462,388        2,451,696        2,458,731         2,450,248

     Effect of dilutive securities:
       Employee/Director stock options              72,425           96,251           60,572            99,752
                                               -----------      -----------      -----------        ----------

     Dilutive potential common shares
       Denominator for diluted earnings
       per share-adjusted weighted shares
       and assumed conversions                   2,534,813        2,547,947        2,519,303         2,550,000
                                               ===========      ===========      ===========        ==========

Basic earnings per share                       $      (.09)     $      (.17)     $      (.07)       $     (.06)
                                               ===========      ===========      ===========        ==========

Diluted earnings per share                     $      (.09)     $      (.17)     $      (.07)       $     (.06)
                                               ===========      ===========      ===========        ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $7,711,000 for the quarter ending February 27, 2000 increased 107% or 3,982,000 from the same period of the prior year. Sales growth was generated by the addition of the Taurus and Bowman subsidiaries, as well as an improvement in the agribusiness market over the prior year. No market accounted for more than 35% of sales in second quarter.

                  Gross margin improved to 14% as compared to 4% in the year ago period, with the profitability of Bowman and Taurus operations largely offsetting consolidation related expenses including equipment moving, hiring, training and start-up expenses. Gross margin improved from the beginning to the end of the second quarter as the month of February had a gross margin that slightly exceeded 20%.

                  Selling and administrative expense of $1,216,000 was $637,000 higher than in the prior year period. The amount was higher due to the addition of Taurus and Bowman selling and administrative expense as well as intangible asset amortization not incurred for most of the first half of fiscal 1999.

                  Interest and other income was $34,000 lower than the comparable period of the prior year period due to lower cash balances which generated less interest income.

                  Interest and other expense increased $195,000 in the period versus the prior year period due to the debt incurred on the Bowman and Taurus transactions.

                  WSI sold excess manufacturing equipment with a net book value of $58,000 for $184,000, generating a gain of $126,000. The Long Lake, Minnesota facility in now closed and the building is for sale.

                  In the twenty-six week period ended February 27, 2000, the Company recorded a tax provision of $3,000 to cover mandatory state income taxes and federal alternative minimum taxes, and was able to recognized the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefit will be realized.

Liquidity and Capital Resources:

                  On February 27, 2000 working capital was $1,634,000 compared to $1,411,000 at August 29, 1999, an increase of $223,000. The level of current assets and current liabilities have risen during the first half of Fiscal 2000 in conjunction with the overall increase in the level of business versus the fourth quarter of fiscal 1999. The ratio of current assets to current liabilities at February 27, 2000 and August 29, 1999 was 1.29 to 1.0 and 1.27 to 1.0, respectively.

                  As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank on August 6, 1999. Currently, the Company owes

         $4,086,000 on its term loan facility but does not have a balance due on its revolving facility. The revolving facility had $3,000,000 of availability at February 27, 2000. The term loan carries an interest rate at prime plus .75%. The revolver rate is at prime plus .50%. The Company paid down $1,000,000 on the Term Loan subsequent to the end of the quarter.

                  The Company also entered into a mortgage with the same bank on August 6, 1999 as outlined in the Notes to Consolidated Statements. The Company currently owes $2,417,000 with interest paid at prime plus 1.0%.

                  As also described in the Notes, the Company entered into a subordinated promissory note with the former owner of Taurus for approximately $1,663,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002. The Company also has a subordinated promissory note of $844,000 with the former owner of Bowman. Interest is accrued at 7.75% payable quarterly with principal payments due in equal annual installments commencing August 6, 2002.

                  Total capitalized lease debt of $2,320,000 on February 27, 2000 was $382,000 lower than on August 29, 1999. The decrease resulted from payments on the leases with no new additions during the quarter.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2000.

Year 2000 Compliance:

                  As of April 1, the Company has not experienced any material effects from the Year 2000 conversion.

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

PART II.  OTHER INFORMATION:

    Item 4. Submission of Matters to a Vote of Security Holders.
            A. The Annual Meeting of the Company Stockholders was held on January 6, 2000.

            B.   Directors elected at that meeting were:
                 Paul Baszucki          For 2,294,909        Against      9,676
                 Melvin L. Katten       For 2,294,509        Against     10,076
                 Gerald E. Magnuson     For 2,294,268        Against     10,317
                 George J. Martin       For 2,298,568        Against      6,017
                 Eugene J. Mora         For 2,294,409        Against     10,176
                 Michael J. Pudil       For 2,292,633        Against     11,952

    Item 5. Other Information.
            A. As reported on March 23, 2000, the Company was delisted from the Nasdaq National Market and is currently trading on the Nasdaq Small Cap Market under the same symbol "WSCI"

    Item 7. Exhibits and Reports on Form 8-K:

            A.   Exhibit 27. Financial Data Schedule, Q2, Fiscal 2000

            B.   Exhibit 99. Delisting Press Release.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WSI INDUSTRIES, INC.



Date:  April 11, 2000              /s/ Michael J. Pudil
       --------------              ---------------------------------------------
                                   Michael J. Pudil, President & CEO



Date:  April 11, 2000              /s/ Paul D. Sheely
       --------------              ---------------------------------------------
                                   Paul D. Sheely, Vice President, Finance & CFO