Form 10-Q
period 2000-05-28
WSI INDUSTRIES INC
filed 2000-07-12
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended               May 28, 2000
                               -------------------------------------------------
                                                   OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from                        to
                                -----------------------  ----------------------

Commission File Number              0-619
                       ---------------------------------------

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

         2,465,229 Common Shares were outstanding as of June 30, 2000.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX



                                                                                                Page No.
                                                                                                -------

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets May 28, 2000 (Unaudited)
                  and August 29, 1999                                                                  3

                  Consolidated Statements of Operations
                  Thirteen and Thirty-Nine weeks ended May 28, 2000
                  Thirteen and Thirty-Nine weeks ended May 30, 1999 (Unaudited)                        4

                  Consolidated Statements of Cash Flows
                  Thirty-Nine weeks ended May 28, 2000 and Thirty-Nine weeks
                  ended May 30, 1999 (Unaudited)                                                       5

                  Notes to Consolidated Financial Statements (Unaudited)                            6, 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         8, 9, 10

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                           10

PART II.  OTHER INFORMATION:

         Item 7.  Exhibits and Reports on Form 8-K                                                    11

         Signatures                                                                                   11

                                       2

Part I.  Financial Information

         Item I.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                  MAY 28,             AUGUST 29,
ASSETS                                                                             2000                  1999
------                                                                             ----                  ----

      Current Assets:
           Cash and cash equivalents                                         $       6,300         $     131,588
           Accounts receivable                                                   3,741,344             2,962,268
           Inventories                                                           3,042,069             3,491,900
           Prepaid and other current assets                                        124,824                72,478
                                                                             -------------         -------------
               Total Current Assets                                              6,914,537             6,658,234

      Property, Plant and Equipment - Net                                       11,096,123            12,181,909

      Intangible Assets                                                          5,494,509             5,684,869
                                                                             -------------         -------------

                                                                             $  23,505,169         $  24,525,012
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

      Current Liabilities:
           Revolving credit facility                                         $           0         $     279,578
           Trade accounts payable                                                3,161,501             1,438,324
           Accrued compensation and employee withholdings                          748,256               627,731
           Miscellaneous accrued expenses                                          450,619               716,655
           Acquisition payments due                                                      0               742,733
           Current portion of long-term debt                                     1,284,011             1,442,199
                                                                             -------------         -------------
               Total Current Liabilities                                         5,644,387             5,247,220

      Long term debt, less current portion                                       9,124,405            10,666,120

      Long term pension liability                                                        0               347,437

      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding 2,465,229
               and 2,453,425 shares respectively                                   246,523               245,343
               Capital in excess of par value                                    1,640,934             1,600,302
           Retained earnings                                                     6,848,920             6,418,590
                                                                             -------------         -------------
               Total Stockholders' Equity                                        8,736,377             8,264,235
                                                                             -------------         -------------
                                                                               $23,505,169           $24,525,012
                                                                             =============         =============

See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      13 weeks ended                        39 weeks ended
                                            ---------------------------------       -------------------------------
                                                 May 28,            May 30,              May 28,         May 30,
                                                  2000               1999                 2000            1999
                                            --------------      -------------       -------------      ------------
Net sales                                   $    9,085,495      $   5,989,247       $  24,091,137    $   15,359,113

Cost of products sold                            7,211,702          5,033,490          20,091,913        13,412,318
                                            --------------      -------------       -------------    --------------

     Gross margin                                1,873,793            955,757           3,999,224         1,946,795

Selling and administrative expense               1,159,232            729,191           3,354,778         1,851,490
Pension curtailment (gain)                        (121,375)                              (353,375)
Gain on sale of equipment                                                                (394,682)
Severance costs                                          -                                248,507
Interest and other income                          (19,212)            (5,286)            (57,760)         (137,952)
Interest and other expense                         237,231            177,218             753,327           304,295
                                            --------------      -------------       -------------       -----------
Earnings (loss) from operations
  before income taxes                              617,917             54,634             448,429           (71,038)

Income tax expense                                  15,100             (2,700)             18,100            15,800
                                            --------------      --------------      -------------       -----------

Net earnings (loss)                         $      602,817      $      57,334       $     430,329    $      (86,838)
                                            ==============      =============       =============    ===============

Basic earnings per share                    $          .24      $         .02       $         .17    $         (.04)
                                            ==============      =============       =============    ===============

Diluted earnings per share                  $          .23      $         .02       $         .17    $         (.03)
                                            ==============      =============       =============    ===============

Weighted average number of
     common shares                               2,465,229          2,453,425           2,460,897         2,451,307
                                                 =========          =========           =========         =========

Weighted average number of
  common and dilutive potential
  common shares                                  2,567,145          2,522,801           2,535,726         2,540,934
                                                 =========          =========           =========         =========


See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      39 weeks ended
                                                                             ------------------------------
                                                                                 May 28,          May 30,
                                                                                  2000             1999
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                   $     430,329      $    (86,838)
         Adjustments to reconcile net earnings to net cash:
              provided by operating activities:
              Gain on sale of property, plant & equipment                       (394,682)          (38,858)
              Depreciation and amortization                                    1,761,076         1,057,660
              (Decrease) in pension liability                                   (347,437)          (23,413)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        (779,076)        1,149,669
              (Increase) decrease in inventories                                 449,831          (680,521)
              (Increase) decrease in prepaid expenses                            (52,346)          104,869
              Increase (decrease) in accounts payable and
                 accrued expenses                                                834,934        (1,193,867)
                                                                           -------------      -------------
         Net cash provided by operations                                       1,902,629           288,701

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                             746,165            47,730
     Purchase of property, plant and equipment                                  (430,788)         (230,038)
     Increase in goodwill                                                         27,000
     Purchase of subsidiary (net of cash acquired)                                     -        (6,533,324)
                                                                           -------------      -------------
         Net cash provided by (used in) investing activities                     342,377        (6,715,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                               (2,412,107)       (1,094,623)
     Proceeds from issuance of long term debt                                          -         4,816,200
     Issuance of common stock                                                     41,813             8,250
                                                                           -------------      ------------
         Net cash provided by (used in) financing activities                  (2,370,294)        3,729,827
                                                                           --------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (125,288)       (2,697,104)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   131,588         2,697,104
                                                                           -------------         ---------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $       6,300      $          0
                                                                           =============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     760,517      $    282,773
         Income taxes                                                      $      25,083      $     33,561
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $     432,625      $    980,250

See notes to consolidated financial statements.

                                       5

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of May 28, 2000, the consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended May 28, 2000 and May 30, 1999 and the consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

                  The Company acquired Taurus Numeric Tool, Inc. on February 15, 1999. The Company subsequently acquired Bowman Tool and Machining, Inc. on August 6, 1999. Accordingly, the balance sheet as of May 28, 2000 and statements of operations and cash flows for the thirteen and thirty-nine weeks ended May 28, 2000 include the effects of both Taurus and Bowman for the entire respective periods. However, the statements of operations and cash flows for the previous year only reflect approximately 15 weeks of Taurus activity and no activity of Bowman as it had not yet been acquired.

2        BUSINESS CONSOLIDATION AND RELOCATION

                   During the first and second quarters of fiscal 2000, the Company closed its Long Lake, Minnesota facility and transferred all of its production to its Taurus and Bowman subsidiaries. As a result of this consolidation, the Company incurred severance costs of $248,507in the first quarter of 2000 for employees terminated or given notice in that period. WSI was also able to sell excess production equipment during the first half of the year which contributed a gain of $394,682. Concurrent with the consolidation decision, the Company also decided to terminate its defined benefit pension plan which resulted in a gain of $353,375.

3.       DEBT AND LINE OF CREDIT:

                  Pursuant to the Bowman transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $4,400,000 and a revolving credit facility in the maximum amount of $3,000,000. Interest is accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility payable monthly. Each facility has a LIBOR rate option. The term loan is payable in equal monthly installments of $52,381 of principal commencing August 31, 1999 and matures March 31, 2002. At May 28, 2000, the outstanding balance on the term loan was $2,928,571 while there was no outstanding balance on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

                  During fiscal 1999, the Company obtained a mortgage with the same bank that it has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889, plus interest at prime plus 1.0% and has a balance at May 28, 2000 of $2,375,000.

                  The Company also entered into Subordinated Promissory Notes with the former owners of Taurus and Bowman in the total amount of $2,507,000. The notes bear interest at 7.75% payable quarterly. Principal payments are due in three annual equal installments commencing on February 15, 2002 for the Taurus related note and August 6, 2002 for the Bowman related note.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                       13 weeks ended                     39 weeks ended
                                               ------------------------------    -------------------------------
                                                  May 28,           May 30,          May 28,           May 30,
                                                    2000             1999             2000              1999
                                                    ----             ----             ----              ----
Numerator for basic and diluted
earnings per share:
     Net Earnings (loss)                         $ 602,817         $ 57,334        $ 430,329         $ (86,838)
                                                   =======           ======          =======            =======

Denominator:
     Denominator for basic earnings
     per share - weighed average shares          2,465,229        2,453,425        2,460,897         2,451,307

     Effect of dilutive securities:
       Employee/Director stock options             101,916           69,376           74,829            89,627
                                               -----------      -----------      -----------       -----------

     Dilutive potential common shares
       Denominator for diluted earnings
       per share-adjusted weighted shares
       and assumed conversions                   2,567,145        2,522,801        2,535,726         2,540,934
                                                 =========        =========        =========         =========

Basic earnings per share                        $      .24      $       .02       $      .17       $      (.04)
                                                ==========      ===========       ==========       ============

Diluted earnings per share                      $      .23      $       .02       $      .17       $      (.03)
                                                ==========      ===========       ==========       ===========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $9,085,000 for the quarter ending May 28, 2000 increased 52% or $3,096,000 from the same period of the prior year. Sales growth for the quarter was generated by the addition of the Bowman subsidiary, as well as an improvement in the agribusiness market over the prior year. The agribusiness market accounted for approximately 39% of sales in the third quarter. Sales to Deere & Company amounted to approximately 61% of sales during the quarter. Sales year to date were $24,091,000 a 57% increase over year to date fiscal 1999. The sales growth came from the additions of Taurus and Bowman as well as increases in the agriculture market.

                  Gross margin improved to 21% as compared to 16% in the year ago quarter, reflecting the improved efficiencies of the Bowman and Taurus operations as well as improvements related to volume increases. Gross margin year to date was 17% for the current year compared to 13% in the prior year again reflecting the addition of Bowman and Taurus as well as increased volumes.

                  Selling and administrative expense of $1,159,000 for the quarter was $430,000 higher than in the prior year quarter. Year to date selling and administrative expense was up $1,503,000 versus fiscal 1999. The amounts were higher due to the addition of Taurus and Bowman selling and administrative expense as well as the related intangible asset amortization not incurred in the prior year.

                  Interest and other expense increased $60,000 in the quarter versus the prior year quarter due to the debt incurred on the Bowman transaction not being reflected in the prior years financials.

                  During Fiscal 2000, WSI sold excess manufacturing equipment with a net book value of $351,000 for $746,000, generating a gain of $395,000. The Long Lake, Minnesota facility in now closed and the building is for sale.

                  In the thirty-nine week period ended May 28, 2000, the Company recorded a tax provision of $18,100 to cover mandatory state income taxes and federal alternative minimum taxes, and was able to recognized the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefit will be realized.

Liquidity and Capital Resources:

                  On May 28, 2000 working capital was $1,270,000 compared to $1,411,000 at August 29, 1999, a decrease of $141,000. The level of current assets and current liabilities have risen during the thirty-nine weeks of Fiscal 2000 in conjunction with the overall increase in the level of business versus the fourth quarter of fiscal 1999. The ratio of current assets to current liabilities at May 28, 2000 and August 29, 1999 was 1.23 to 1.0 and 1.27 to 1.0, respectively.

                 As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank on August 6, 1999. Currently, the Company owes $2,929,000 on its term loan facility but does not have a balance due on its revolving facility. The revolving facility had $3,000,000 of availability at May 28, 2000. The term loan carries an interest rate at prime plus .75%. The revolver rate is at prime plus .50%. The Company paid down $1,000,000 in addition to its regular monthly payments on the term loan during the quarter.

                  The Company also entered into a mortgage with the same bank on August 6, 1999 as outlined in the Notes to Consolidated Statements. The Company currently owes $2,375,000 with interest paid at prime plus 1.0%.

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

                  Total capitalized lease debt of $2,597,000 on May 28, 2000 was $105,000 lower than on August 29, 1999. The decrease resulted from the net effect of principal payments of $538,000 offset by a new capital lease of $433,000.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2000.

Year 2000 Compliance:

                  As of June 30, 2000, the Company has not experienced any material effects from the Year 2000 conversion.

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

      1. Not Applicable

PART II.  OTHER INFORMATION:
          ------------------

         Item 7.  Exhibits and Reports on Form 8-K:

                  A. Exhibit 27. Financial Data Schedule, Q3, Fiscal 2000



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WSI INDUSTRIES, INC.



Date:  July 10, 2000               /s/ Michael J. Pudil
       -------------               -----------------------------------
                                   Michael J. Pudil, President & CEO



Date:  July 10, 2000               /s/ Paul D. Sheely
       -------------               ------------------------------------
                                   Paul D. Sheely, Vice President, Finance & CFO