Form 10-K
period 2000-08-27
WSI INDUSTRIES INC
filed 2000-11-21
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 27, 2000

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period ended from _________ to _________
                            Commission File No. 0-619

                              WSI INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                     Minnesota                             41-0691607
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                     Identification No.)

              15250 Wayzata Boulevard
                Wayzata, Minnesota                            55391
---------------------------------------------   --------------------------------
     (Address of principal executing offices)              (Zip Code)

Registrant's telephone number, including area code       (952) 473-1271
                                                   -----------------------------

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
Yes            X               No
    -------------------------      ----------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 13, 2000 (based upon the closing sale price of those shares on the NASDAQ National Market System) was approximately $7,550,000.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 13, 2000 is 2,465,229.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 11, 2001 are incorporated by reference into Part III.

                      -------------------------------------

This form 10-K Report consists of 33 pages (including exhibits); the index to the exhibits is set forth on page 12.

                              WSI INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 27, 2000

                         INFORMATION REQUIRED IN REPORT

                                     PART I

Item 1.  Business:

                  (a)      General development of business:
                           --------------------------------

                           The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portion of Company revenues are derived from machining work for agricultural related markets, the aerospace industry, construction and recreational vehicles markets.

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

                           On August 6, 1999, the Company purchased Bowman Tool & Machining, Inc. ("Bowman") for approximately $7.6 million, with $6.8 million being paid by additional debt and $844,000 being paid in the form of a Subordinated Promissory Note to the prior owner of Bowman. An additional amount of $750,000 was earned by the seller in connection with the purchase which was added to the Promissory Note. Bowman is a precision contract machining company serving the construction industry.

                           The acquisitions were completed as a result of the Company's publicly stated objective of diversifying the markets that it serves.

                           During fiscal 2000, the Company closed its Long Lake, Minnesota facility and consolidated all of its manufacturing operations into its facilities at Taurus and Bowman in Osseo, Minnesota and Rochester, Minnesota, respectively. The initiative placed the Company in closer proximity to its major customers as well as reduced its overhead structure and optimized its plant capacity.

                           Contract manufacturing constitutes the Company's entire business.

                  (b)      Financial information about industry segments:
                           ----------------------------------------------

                           As noted above, the Company's business is now conducted in a single industry segment--contract manufacturing.

                  (c)      Narrative description of the business:
                           --------------------------------------


                           (1)(i) The principal products and services of the Company are set forth below.

                           The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer. The major markets served by the Company have changed in the past several years because of the Company's effort to diversify its customer and market base. Sales to the agricultural industry were 76%, 53% and 35% of total Company sales in fiscal years 1998, 1999 and 2000, respectively. Sales to the recreational vehicle market totaled 13% and 9% in 1999 and 2000, respectively. Sales to the aerospace/avionics market totaled 12% and 9% in fiscal 1999 and 2000, respectively. Sales to the construction/power systems market totaled 20% in fiscal 2000.

                           The Company has a reputation as a dependable supplier one capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

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

                           (vii) Sales in excess of 10 percent of fiscal 2000 consolidated sales were made to Deere & Co. and related entities in the amount of $17,084,000 or 53% of

                                    Company revenues. Sales were also made to ZF
                                    Industries in the amount of $3,108,000 or 10% of Company revenues as well as Polaris in the amount of $3,406,000 or 11% of sales.

                           (viii) Approximate dollar backlog at August 27, 2000, August 29, 1999, and August 30, 1998
                                    was $23,876,000, $16,032,000 and $8,831,000
                                    respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 27, 2000 is scheduled for delivery later than during the current fiscal year.

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

                           (xiii) At August 27, 2000, the Registrant had 109 employees, none of whom were subject to a union contract.

                  (d) Financial information about foreign and domestic operations and export sales:
                           -----------------------------------------------------

                           The Company has no operations in any foreign country. The Company's export sales in fiscal 1999 and 1998 were not significant. In 2000, sales to companies in Mexico amounted to $2,061,000. See Note 8 to the Consolidated Financial Statements.

Item 2.  Properties:

                  The Company's former executive offices and production facility were located in Long Lake, Minnesota (a western suburb of Minneapolis). The one-story, concrete block building is owned by the Company, contains approximately 182,500 square feet of floor space, and is located on approximately 25 acres of property owned by the Company and is currently listed for sale.

                  The Company leases two production facilities that are located in Osseo, Minnesota and Rochester, Minnesota. The Rochester facility is approximately 38,000 square feet with the lease being for six month periods with options to renew. The Osseo facility is approximately 28,000 square feet and is leased until February, 2002 with options to renew. In connection with the Rochester operation, the Company also leases approximately 15,000 square feet at a location that primarily stores raw material. This lease is also for six month increments and is renewable.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

                  None.

Item 4A.  Executive Officers of Registrant:

                  The following table sets forth certain other information regarding Registrant's executive officers:


                           Name                   Age                             Position
                  ----------------------          ---       ------------------------------------------------------

                  George J. Martin                63        Chairman of the Board
                  Michael J. Pudil                52        President, Chief Executive Officer, and Director
                  Paul D. Sheely                  41        Vice President, Treasurer, and Assistant Secretary
                  Gerald E. Magnuson              70        Secretary and Director

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

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters:

                  (a)      The common stock of the Company is traded on the
                  and      NASDAQ Small Cap Market System under the symbol WSCI.
                  (c)

                           Common stock information:

                                                           Stock Price
                                                -------------------------------
                                                    High                  Low

                           FISCAL 2000:
                              First quarter        $4-7/8               $3-1/2
                              Second quarter        5-5/8                3
                              Third quarter         6                    3-5/8
                              Fourth quarter        5                    3-3/4

                           FISCAL 1999:
                              First quarter        $6-11/16             $5-1/2
                              Second quarter        6                    4-13/16
                              Third quarter         5-3/16               2-3/4
                              Fourth quarter        4-5/8                2-7/8





                           The Company's credit agreement restricts payment of dividends. The Company has not paid any cash dividends since fiscal 1992 and does not anticipate payment of cash dividends in the foreseeable future.

                  (b) As of November 13, 2000 there were 585 shareholders of record of the Company's Common Stock.

Item 6.  Selected Financial Data:

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)

                                                        2000         1999          1998          1997           1996
                                                        ----         ----          ----          ----           ----
Net sales                                         $    32,157    $   21,550     $  23,948     $   24,153    $   20,173

Cost of products sold                                  26,746        18,279        19,547         20,495        18,555
                                                  -----------    ----------     ---------     ----------    ----------
   Gross margin                                         5,411         3,271         4,401          3,658         1,618

Selling and administrative expense                      4,572         2,661         2,453          2,329         2,145
Pension curtailment (gain)                               (353)            -             -              -             -
Interest and other income                                (472)         (158)         (162)          (583)         (658)
Interest expense                                          998           481           190            286           492
                                                  -----------    ----------     ---------     ----------    ----------

Earnings (loss) from continuing
   operations before taxes                                666           287         1,920          1,626          (361)
Income tax expense                                         27            26            46             42             6
                                                  -----------    ----------     ---------     ----------    ----------
   Net earnings (loss)                            $       639    $      261     $   1,874     $    1,584    $     (367)
                                                  ===========    ==========     =========     ==========    ===========

Basic earnings (loss)
   per common share                               $       .26    $      .11     $     .77     $      .65    $     (.15)
                                                  ===========    ==========     =========     ==========    ===========

Average number of common shares                         2,462         2,452         2,434          2,425          2,411

Diluted earnings (loss) per common
   and dilutive potential common share            $       .25    $      .10     $     .73     $      .64    $     (.15)
                                                  ===========    ==========     =========     ==========    ===========
Average number of common
   and dilutive potential
   common shares                                        2,535         2,527         2,555          2,482         2,411

Additional information:
Financial Data:
   Working capital                                $     1,721    $    1,411     $   3,239     $    3,241    $    2,196
   Total plant and equipment additions                    916         1,238         2,102            507         1,694
   Long-term debt                                       9,601        10,666         1,802          2,671         4,124
   Total assets                                        23,432        24,525        13,615         12,791        11,573
   Cash flow from operations                            1,961         2,641         3,047          2,610         1,720
   Stockholders' equity                                 8,945         8,264         7,995          6,055         4,453

Financial Ratios:
   Current ratio                                       1.35:1        1.27:1        1.94:1         1.90:1        1.87:1
Percentage of long term debt to equity                   107%          129%           23%            44%           93%
   Book value per basic common share              $      3.63    $     3.37     $    3.28     $     2.50    $     1.85

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES:

As discussed in Item 1., the Company purchased both Taurus Numeric Tool, Inc. and Bowman Tool & Machining, Inc. during fiscal 1999.

The net result of these transactions was the addition of $4.4 million of term debt from the Company's bank, $2.5 million from a mortgage from the same bank, $1.3 million from the Company's Revolving Line of Credit, and $2.5 million from Subordinated Promissory Notes to the seller of Bowman and Taurus.

During fiscal 2000, the Company paid down $1.6 million of the term debt and $167,000 of the mortgage. Also during 2000, the seller of Bowman earned the first of two possible contingencies. Therefore, an additional $750,000 was added to his Subordinated Promissory Note Payable.

The Company's working capital of $1,721,000 on August 27, 2000 reflected an increase of $310,000 from the prior year. Larger fluctuations in working capital included an increase in accounts receivable along with a decrease in acquisition payments due offset by a decrease in inventory and an increase in accounts payable. The fiscal 2000 ratio of current assets to current liabilities increased to 1.35 to 1.0 from 1.27 to 1.0 for fiscal 1999.

Cash provided by operating activities in fiscal 2000 was $1,961,000. Non-cash charges for depreciation and amortization as well as changes in elements of working capital primarily accounted for the cash provided by operating activities. Cash provided by operations was $2,641,000 in fiscal 1999 and $3,047,000 in fiscal 1998.

Additions to property, plant and equipment were $916,000 in fiscal 2000 compared to $1,238,000 in 1999 and $2,102,000 in 1998. These amounts included $433,000,
$980,000 and $1,390,000 of machinery acquired through capital leases in 2000, 1999 and 1998, respectively. The major 2000 capital expenditures consisted of the acquisition of new production equipment.

Proceeds from the sale of equipment amounted to $746,000 and $57,000 in fiscal 2000 and1999, respectively. The relatively large proceeds in 2000 resulted from the sale of excess equipment derived from the consolidation initiative.

The Company's total debt was $10,837,000 at August 27, 2000 and consisted of $2,771,000 of bank Term Debt, a $2,333,000 mortgage, seller subordinated notes of $3,257,000 and capital lease obligations of $2,476,000.

At August 27, 2000 and August 29, 1999 the Company had available a line of credit of $3,000,000. At August 27, 2000 and August 29, 1999, the outstanding balance on the line was $369,000 and $280,000, respectively.

It is managements' belief that internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2001.

RESULTS OF OPERATIONS:

Net sales of $32,157,000 increased $10,607,000 or 49% from fiscal 1999 sales of $21,550,000 and $8,209,000 or 34% from fiscal 1998 sales of $23,948,000. The increase in sales was primarily due to having Taurus and Bowman operations for a full year versus 6 1/2 months and 3 weeks, respectively, in fiscal 1999.

In fiscal 2000, the Company reported net earnings of $639,000 or $.25 per share compared to net earnings of $261,000 or $.10 per share in 1999 and $1,874,000 or $.73 per share in 1998. The net earnings in fiscal 2000 included a gain from the termination of the Company's defined pension plan of $354,000, a gain on the sale of excess equipment of $395,000, and $248,000 in severance costs paid to employees affected by the Long Lake plant shutdown.

The gross margin on parts sold in fiscal 2000 was 16.8% of sales compared to 15.2% of sales and 18.4% of sales in 1999 and 1998, respectively. The increase in 2000 versus 1999 resulted from the full year effect of Taurus and Bowman with their traditionally higher margin business. Gross margin in 2000 was negatively affected by relocation and training costs associated with the consolidation initiative.

Selling and administrative expense of $4,324,000 in fiscal 2000 was an increase of $1,663,000 and $1,871,000 from fiscal years 1999 and 1998, respectively. The majority of both increases were related to the addition of Taurus and Bowman expenses.

Interest and other income of $76,000 was $81,000 lower in fiscal 2000 than 1999, and $85,000 lower than 1998 primarily due to less interest income due to lower average cash balances.

Interest and other expense of $998,000 in fiscal 2000 was $516,000 higher than 1999 and $807,000 higher than 1998 because of higher debt levels due to the acquisitions as well as the effect of having those debt levels for a full year as opposed to a partial year in 1999.

Income tax expense is significantly less than the statutory amount due to the utilization of net operating loss carryforwards in each of fiscal 2000, 1999 and 1998.

See Notes to Consolidated Financial Statements regarding recent accounting standards to be adopted.

CAUTIONARY STATEMENT:

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services; (iv) the ability of the Company to integrate its acquisitions with their current operations. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Item 8.  Financial Statements and Supplementary Data:

                  See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 15, attached hereto, which consolidated financial statements are incorporated herein by reference.

                  Quarterly earnings summary (unaudited):

                                                                                  Basic       Diluted
                                          Net         Gross           Net       Earnings     Earnings
                                         Sales       Margin        Earnings     Per Share    Per Share
                    FISCAL 2000:
                    First quarter    $ 7,294,952   $1,027,357    $  50,674      $  .02       $   .02
                    Second quarter     7,710,690    1,098,074     (223,164)       (.09)         (.09)
                    Third quarter      9,085,495    1,873,792      602,817         .24           .23
                    Fourth quarter     8,065,830    1,412,028      208,917         .08           .08


                    FISCAL 1999:
                    First quarter    $ 5,640,708   $  825,031    $ 276,972      $  .11       $   .11
                    Second quarter     3,729,158      166,007     (421,144)       (.17)         (.17)
                    Third quarter      5,989,248      955,757       57,334         .02           .02
                    Fourth quarter     6,190,747    1,324,574      347,903         .14           .14

                                    PART III

                  Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, except that portion of Item 10 relating to Executive Officers of the Registrant (which is included in Part I, Item 4A), as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 27, 2000, and such information required by such items is incorporated herein by reference from the proxy statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

                  (a)   Documents filed as part of this report:

                        1. Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 15) hereinafter contained for all Consolidated Financial Statements.

                        2.   Financial Statement Schedules:
                             Schedule II - Valuation and Qualifying Accounts - page 31
                             Schedules not listed above have been omitted, because they are either not applicable or not material, or the required information is included in the financial statements or related notes.

                        3.   Exhibits.


                               Exhibit                                                                    Page
                                 No.                            Description                                 No.
                             ----------   --------------------------------------------------------    ------------
                                 3.1      Articles of Incorporation as amended,
                                          incorporated by reference from Exhibit
                                          3 of the Registrant's Form 10-Q for
                                          the quarter ended November 29, 1998.

                                 3.2      Bylaws, as amended, incorporated by
                                          reference from exhibit 3.2 of the
                                          Registrant's Form 10-K for the year
                                          ended August 29, 1999.

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
                                          28, 1994.


                              Exhibit                                                                     Page
                                 No.                            Description                                 No.
                             ----------   --------------------------------------------------------    ------------

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

                                10.6      Employment (Change of Control) Agreement
                                          between Michael J. Pudil and the Registrant
                                          dated October 18, 1995 incorporated by
                                          reference from Exhibit 10.8 of the
                                          Registrant's Form 10-K for the year
                                          ended August 27, 1995.

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

                                           WSI INDUSTRIES, INC.


                                    BY:   /s/ Michael J. Pudil
                                          -------------------------------------
                                          Michael J. Pudil, President and
                                          Chief Executive Officer

                                    BY:   /s/ Paul D. Sheely
                                          -------------------------------------
                                          Paul D. Sheely
                                          Vice President and Treasurer
DATE:  November 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                      Title                                 Date
              ---------                                      -----                                 ----
/s/ Michael J. Pudil                            President, Chief Executive Officer,          November 20, 2000
--------------------------------------------
Michael J. Pudil                                Director


/s/ Paul Baszucki                               Director                                     November 20, 2000
--------------------------------------------
Paul Baszucki


/s/ Melvin L. Katten                            Director                                     November 20, 2000
--------------------------------------------
Melvin L. Katten


/s/ Gerald E. Magnuson                          Director                                     November 20, 2000
--------------------------------------------
Gerald E. Magnuson


/s/ George J. Martin                            Director                                     November 20, 2000
--------------------------------------------
George J. Martin


/s/ Eugene J. Mora                              Director                                     November 20, 2000
--------------------------------------------
Eugene J. Mora

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                               16
Consolidated Balance Sheets - August 27, 2000 and August 29, 1999            17
Consolidated Statements of Income - Years Ended August 27, 2000,
   August 29, 1999 and August 30, 1998                                       18
Consolidated Statements of Stockholders' Equity - Years Ended
   August 27, 2000, August 29, 1999, August 30, 1998                         19
Consolidated Statements of Cash Flows - Years Ended August 27, 2000,
   August 29, 1999 August 30, 1998                                           20
Notes to Consolidated Financial Statements                                   21

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                              31

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
WSI Industries, Inc.

We have audited the accompanying consolidated balance sheets of WSI Industries, Inc. and subsidiaries as of August 27, 2000 and August 29, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended August 27, 2000, August 29, 1999 and August 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and subsidiaries as of August 27, 2000 and August 29, 1999, and the consolidated results of their operations and their cash flows for the years ended August 27, 2000, August 29, 1999 and August 30, 1998 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               ERNST & YOUNG LLP


Minneapolis, Minnesota
October 13, 2000

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 27, 2000 AND AUGUST 29, 1999
--------------------------------------------------------------------------------

                                                                                      2000              1999
                                                                                      ----              ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $         6,300   $       131,588
   Accounts receivable, less allowance for doubtful
     accounts of $27,500 at each year-end                                              3,713,198         2,962,268
   Inventories                                                                         2,738,346         3,491,900
   Prepaid and other current assets                                                      148,206            72,478
                                                                                 ---------------   ---------------
         Total current assets                                                          6,606,050         6,658,234

PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 4):
   Land                                                                                   66,906            66,906
   Buildings and improvements                                                          5,198,081         5,198,081
   Machinery and equipment                                                            16,347,768        22,670,046
                                                                                 ---------------   ---------------
                                                                                      21,612,755        27,935,033
   Less accumulated depreciation                                                      10,957,059        15,753,124
                                                                                 ---------------   ---------------
         Total property, plant, and equipment                                         10,655,696        12,181,909

INTANGIBLE ASSETS:
     Goodwill and related acquisition costs                                            6,169,919         5,684,869
                                                                                 ---------------   ---------------
                                                                                 $    23,431,665   $    24,525,012
                                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facility (Note 3)                                            $       369,134   $       279,578
   Trade accounts payable                                                              2,041,089         1,438,324
   Accrued compensation and employee withholdings                                        857,739           627,731
   Accrued real estate taxes                                                             151,230           166,709
   Miscellaneous accrued expenses                                                        229,719           549,946
   Acquisition payments due                                                                    -           742,733
   Current portion of long-term debt (Note 3)                                          1,236,460         1,442,199
                                                                                 ---------------         ---------
         Total current liabilities                                                     4,885,371         5,247,220

Long-term debt, less current portion (Note 3)                                          9,601,003        10,666,120

Long-term pension liability (Note 7)                                                           -           347,437

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY  (Note 5):
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,465,229 and
     2,453,425 shares, respectively                                                      246,523           245,343
     Capital in excess of par value                                                    1,640,934         1,600,302
   Retained earnings                                                                   7,057,834         6,418,590
                                                                                 ---------------   ---------------
           Total stockholders' equity                                                  8,945,291         8,264,235
                                                                                 ---------------   ---------------
                                                                                 $    23,431,665   $    24,525,012
                                                                                 ===============   ===============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 27, 2000, AUGUST 29, 1999, AND AUGUST 30, 1998
--------------------------------------------------------------------------------

                                                                         2000              1999             1998
                                                                         ----              ----             ----
Net sales (Note 8)                                               $     32,156,967   $    21,549,861    $    23,948,116

Cost of products sold                                                  26,745,715        18,278,492         19,547,136
                                                                 ----------------   ---------------    ---------------
      Gross margin                                                      5,411,252         3,271,369          4,400,980

Selling and administrative expense                                      4,323,892         2,660,683          2,452,496
Pension curtailment (gain)                                               (353,375)                -                  -
Gain on sale of equipment                                                (395,382)                -                  -
Severance costs                                                           248,506                 -                  -
Interest and other income                                                 (76,223)         (157,748)          (161,753)
Interest expense                                                          997,690           481,569            190,353
                                                                 ----------------   ---------------    ---------------
                                                                        4,745,108         2,984,504          2,481,096
                                                                 ----------------   ---------------    ---------------

Income before income taxes                                                666,144           286,865          1,919,884
Income tax expense (Note 6)                                                26,900            25,800             45,800
                                                                 ----------------   ---------------    ---------------


Net income                                                       $        639,244   $       261,065    $     1,874,084
                                                                 ================   ===============    ===============
Basic earnings per share                                         $           .26    $           .11    $           .77
                                                                 ===============    ===============    ===============

Diluted earnings per share                                       $           .25    $           .10    $           .73
                                                                 ===============    ===============    ===============

Weighted average number of common
   shares outstanding                                                   2,461,980         2,451,836          2,434,125
                                                                 ================   ===============    ===============

Weighted average number dilutive
   common shares outstanding                                            2,535,197         2,527,299          2,555,518
                                                                 ================   ===============    ===============


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                            COMMON STOCK          CAPITAL                           TOTAL
                                      ----------------------     IN EXCESS      RETAINED        STOCKHOLDERS'
                                         SHARES       AMOUNT    OF PAR VALUE    EARNINGS           EQUITY
                                         ------       ------    ------------    ---------       -------------
BALANCE AT AUGUST 31, 1997             2,428,980   $  242,898   $ 1,528,785     $4,283,441      $  6,055,124

   Net earnings                                                                  1,874,084         1,874,084
   Exercise of stock options              19,820        1,982        63,730                           65,712
                                    ------------   ----------   -----------     ----------      ------------

BALANCE AT AUGUST 30, 1998             2,448,800      244,880     1,592,515      6,157,525         7,994,920

   Net earnings                                                                    261,065           261,065
   Exercise of stock options               4,625          463         7,787                            8,250
                                    ------------   ----------   -----------     ----------      ------------

BALANCE AT AUGUST 29, 1999             2,453,425      245,343     1,600,302      6,418,590         8,264,235

   Net earnings                                                                    639,244           639,244
   Exercise of stock options              11,804        1,180        40,632                           41,812
                                    ------------   ----------   -----------     ----------      ------------

BALANCE AT AUGUST 27, 2000             2,465,229   $  246,523   $ 1,640,934     $7,057,834      $  8,945,291
                                    ============   ==========   ===========     ==========      ============


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 27, 2000, AUGUST 29, 1999, AND AUGUST 30, 1998
--------------------------------------------------------------------------------

                                                                               2000           1999          1998
                                                                               ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   639,244   $    261,065   $  1,874,084
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        2,382,267      1,530,523      1,115,529
      Gain on sale of property, plant, and equipment
         and other assets                                                   (393,843)       (48,164)             -
      Increase (decrease) in pension liability                              (347,437)       (32,636)       (87,000)
      Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                              (750,930)     1,515,192       (307,286)
           Inventories                                                       753,554       (429,587)       437,020
           Prepaid and other current assets                                  (75,728)       159,260       (117,420)
(Decrease) increase in accounts payable and accrued expenses                (245,666)      (314,294)       131,692
                                                                         ------------  -------------  ------------
           Net cash provided by operating activities                       1,961,461      2,641,359      3,046,619

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant, and equipment                           (483,801)      (257,897)      (793,497)
Proceeds from sale of equipment and other assets                             746,165         57,036              -
      Purchase of subsidiaries, net of cash assumed                          (27,000)    (8,704,234)             -
                                                                         ------------    -----------  ------------
Net cash provided by (used in) investing activities                          235,364     (8,905,095)      (793,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                             13,021,304      6,690,399              -
   Payments of long-term debt                                            (15,385,229)    (3,000,429)    (2,469,328)
   Issuance of common stock                                                   41,812          8,250         65,712
                                                                         -----------   ------------   ------------
      Net cash provided by (used in) financing activities                  2,322,113      3,698,220     (2,403,616)
                                                                         -----------   ------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (125,288)    (2,565,516)      (150,494)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               131,588      2,697,104      2,847,598
                                                                         -----------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     6,300   $    131,588   $  2,697,104
                                                                         ===========   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                           $ 1,004,800   $    420,874   $    192,071
      Income taxes                                                            32,383         45,361         71,777
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                         432,625        980,250      1,308,517
      Acquisition related debt                                               750,000      5,206,657


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 27, 2000, AUGUST 29, 1999, AND AUGUST 30, 1998
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Fiscal Year - WSI Industries, Inc. and Subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2000, 1999 and 1998 each consisted of 52 weeks.

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

       Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of approximately $131,789 and $155,000 at August 27, 2000 and August 29, 1999, respectively. Inventories consist primarily of raw material and work-in-process.

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

       Goodwill and other intangible assets are being amortized over their estimated useful lives of 20 years on a straight-line basis. Amortization for the years ended August 27, 2000 and August 29, 1999 was $291,950 and $82,300, respectively.

       The following table shows the unaudited pro forma consolidated results of operations for fiscal 1999 as if both Taurus and Bowman had been acquired as of the beginning of that period:

                                        Unaudited Pro Forma Consolidated Results
                                               Year Ended August 29, 1999
                                        ----------------------------------------
       Sales                                          $    33,802,000
       Net earnings                                   $     2,105,000
       Net earnings per share                         $           .83

       The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combined operations.

3.     DEBT

       Long-term debt consisted of the following:

                                                              August 27, 2000      August 29, 1999
                                                              ---------------      ---------------
       Bank term debt                                         $   2,771,428         $    4,400,000
       Mortgage note payable                                      2,333,332              2,500,000
       Subordinated promissory notes                              3,256,657              2,506,657
       Capitalized lease obligations (Note 3)                     2,476,046              2,701,662
                                                              -------------         --------------
                                                                 10,837,463             12,108,319
       Less current portion                                       1,236,460              1,442,199
                                                              -------------         --------------
       Long-term debt                                         $   9,601,003         $   10,666,120
                                                              =============         ==============


       During fiscal 1999, the Company renegotiated its term debt and its line of credit with the same bank with which the Company previously had its debt and line of credit. The agreement requires principal payments of $52,381 per month on the Term Note with the agreement expiring on March 31, 2002. Interest on the term debt is calculated at the bank's base rate (9.5% at August 27, 2000 and 8.25% at August 29, 1999) plus .75% and is also paid monthly.

       During fiscal 1999 the Company obtained a mortgage with the same bank that it currently has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889. Interest on the mortgage is calculated at the bank's base rate plus 1.0% and is paid monthly. The entire balance is due August 6, 2004.

       Interest on the line of credit is at the bank's base rate plus 0.5 percentage points. The line expires March 31, 2002. The agreement provides for secured borrowing of up to $3,000,000; however, the Company is charged an annual unused credit line fee of 0.5%. At August 27, 2000 and August 29, 1999, there was a balance outstanding of $369,134 and $279,578, respectively.

       Restrictive provisions of the agreement require, among other provisions, that the Company (1) maintain a net worth of not less than $7,000,000,
       (2) maintain a ratio of liabilities to net worth not greater than 4.0 to 1.0, (3) limit capital expenditures to $3,000,000 in each fiscal year with no more than $1,000,000 coming from its line of credit and (4) maintain a defined cash flow coverage ratio of no less than 1.1 to 1.0. Cash dividends are fully restricted. At August 27, 2000 and August 29, 1999, the Company was in compliance with the various covenants of the credit agreement.

       The notes, line of credit and capital leases are collateralized by the receivables, inventories, and property, plant, and equipment of the Company. The mortgage is secured by the building in Long Lake, Minnesota.

       During fiscal 1999, and in connection with the acquisitions of Bowman Tool & Machining, Inc. and Taurus Numeric Tool, Inc., the Company entered into Subordinated Promissory Notes with the sellers of the respective companies. The agreements call for quarterly interest payments at 7.75%. The note in connection with the Bowman transaction is due in three equal annual installments commencing August 6, 2002. The note in connection with the Taurus transaction is also due in three equal annual installments commencing February 15, 2002. The notes are subordinated to all bank debt and the mortgage, but are collateralized by equipment. Also in connection with the acquisitions, both sellers had contingent payments that they could earn if certain sales or profitability targets were met. In fiscal 2000 the seller of Bowman met his first contingent payment and $750,000 was added to his subordinated promissory note effective August 6, 2000.

       Maturities of long-term debt, excluding capital lease obligations, for the fiscal years subsequent to August 27, 2000 are as follows:

                              2001                $    795,240
                              2002                   3,395,076
                              2003                   1,252,220
                              2004                   2,918,881
                                                  ------------
                                                  $  8,361,417
                                                  ============

4.     COMMITMENTS

       Leases - Included in the consolidated balance sheet at August 27, 2000 are cost and accumulated depreciation on equipment subject to capitalized leases of $5,851,666 and $3,143,779, respectively. At August 29 1999, the amounts were $5,439,045 and $2,531,647, respectively.


       The present value of the net minimum payments on capital leases as of August 27, 2000 is as follows:

                                                               Capital
                                                                Leases
        Fiscal years ending August:                          ------------
          2001                                               $    680,907
          2002                                                    680,907
          2003                                                    553,260
          2004                                                    510,801
          2005                                                    408,882
          Thereafter                                              179,795
                                                             ------------
       Total minimum lease payments                             3,014,552
       Less amount representing interest                          538,506
                                                             ------------
       Present value of net minimum lease payments              2,476,046
       Current portion                                            441,220
                                                             ------------
       Capital lease obligation, less current portion        $  2,034,826
                                                             ============

       The Company leases its Taurus facility under an operating lease that expires in February, 2002 with a monthly base rent of $8,900. Operating expenses and real estate taxes are paid by the Company.

       The Company also leases its Bowman facility under a lease that expires in February, 2001 for $10,000 per month and is also responsible for operating expenses and real estate taxes. The Company also rents a storage warehouse for $5,833 per month under a lease that expires in April, 2001.

       The Company leases its corporate office under a lease that expires April, 2001 with a monthly base rent of $3,232. The Company also has various equipment leases that expire in 2001.

       Future minimum lease payments for operating leases are:

       Fiscal years ending August:
          2001                                       $    240,482
          2002                                             40,980
                                                     ------------
       Total minimum lease payments                  $    281,462
                                                     ============

       Rent expense of approximately $386,000, $67,000, and $1,000 have been charged to operations for the years ended August 27, 2000, August 29, 1999, and August 30, 1998, respectively.

5.     STOCK OPTIONS

       Stock Options - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

       In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. At August 27, 2000, 136,666 shares remained reserved and available for grant under the plan.

       Option transactions during the three years ended August 27, 2000 are summarized as follows:


                                                            1987 Stock                      1994 Stock
                                                            Option Plan                     Option Plan
                                                     --------------------------       -----------------------
                                                                      Average                        Average
                                                       Shares         Price             Shares       Price
                                                      --------        -------          -------       -------
       Outstanding at August 31, 1997                  140,000        $ 2.38           127,000       $ 4.46
          Granted                                            -                          25,000         4.75
          Lapsed                                             -             -            (9,666)        4.03
          Exercised                                    (12,000)         3.01            (8,334)        3.85
                                                      --------                        --------

       Outstanding at August 30, 1998                  128,000          2.32           134,000         4.58
          Granted                                            -                         125,000         4.99
          Lapsed                                             -                               -
          Exercised                                     (5,000)         2.06                 -
                                                      --------                        --------
       Outstanding at August 29, 1999                  123,000          2.33           259,000         4.78
          Granted                                            -                          55,000         4.13
          Lapsed                                        (5,000)         3.63            (9,000)        4.56
          Exercised                                          -                         (13,500)        3.62
                                                      --------                        --------
       Outstanding at August 27, 2000                  118,000        $ 2.26           291,500       $ 4.71
                                                      ========                        ========

        The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 2000, fiscal 1999 and fiscal 1998 as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.

                                                2000                 1999               1998
                                                ----                 ----               ----
        Dividend yield                            None                 None                None
        Expected volatility                      38.6%                47.7%               43.9%
        Risk free interest rate                   6.0%                 6.0%                5.5%
        Expected term                         10 years             10 years             5 years


        The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                                   Years ended
                                                     -------------------------------------------------------------------
                                                       August 27, 2000           August 29, 1999        August 30, 1998
                                                       ---------------           ---------------        ---------------
        Net Income:
           As reported                                 $      639,244            $      261,065         $    1,874,084
           Pro forma                                          383,094            $       71,632         $    1,738,962

        Income per basic common share:
           As reported                                 $         .26             $          .11         $          .77
           Pro forma                                   $         .16             $          .03         $          .71

        Income per diluted common share:
           As reported                                 $         .25             $          .10         $          .73
           Pro forma                                   $         .15             $          .03         $          .68

        As of August 27, 2000, there were 108,000 options outstanding with exercise prices between $2.00 and $2.13, 186,500 options outstanding with exercise prices between $3.00 and $4.75, and 115,000 options outstanding with exercise prices between $5.50 and $6.13. At August 27, 2000, outstanding options had a weighted-average remaining contractual life of 6 years.

        The numbers of options exercisable as of August 27, 2000, August 29, 1999, and August 30, 1998 were 304,920, 251,171, and 199,504 respectively, at weighted average share prices of $3.81, $3.50, and $3.04 per share, respectively.

        The weighted average fair value of options granted during the years ended August 27, 2000, August 29, 1999, and August 30, 1998 was $2.39, $4.99, and $2.82 per share, respectively.

6.     INCOME TAXES

       Income tax expense (benefit) consisted of the following:

                                                                             Years Ended
                                                      -------------------------------------------------------
                                                       August 27,              August 29,          August 30,
                                                          2000                    1999                1998
                                                          ----                    ----                ----
       Currently payable:
          Federal                                    $    20,000           $      17,500         $      40,000
          State                                            6,900                   8,300                 5,800
                                                     -----------           -------------         -------------
                                                          26,900                  25,800                45,800
       Deferred:
          Federal                                              -                       -                     -
          State                                                -                       -                     -
                                                     -----------           -------------         -------------
          Total                                      $    26,900           $      25,800         $      45,800
                                                     ===========           =============         =============


        A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                                                          Years Ended
                                                                       ------------------------------------------------
                                                                         August 27,       August 29,       August 30,
                                                                            2000             1999             1998
                                                                            ----             ----             ----
       Ordinary federal income tax statutory rate                           35.0%            35.0%            35.0%
       Limitation on (utilization of) tax assets                           (32.0)           (28.9)           (34.0)
       State income taxes, net of federal tax benefit                        1.0              2.9              0.2
       Impact of graduated income tax                                          -                -             (1.0)
       Other                                                                   -                -              2.2
                                                                         ---------       ----------         --------
       Taxes provided                                                        4.0%             9.0%             2.4
                                                                         =========       ==========         ========

       Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                         Year ended August 29,     Year ended August 29, 1999
                                                                 2000
                                                      ---------------------------- ---------------------------
       DEFERRED TAX ASSETS
       Accrued liabilities                                  $             31,098          $            79,841
       Inventory valuation accruals                                       44,808                       52,768
       Net operating loss carryforwards                                  633,987                      604,309
       Tax credit carryforwards                                          530,265                      530,380
       Pension liability                                                       -                       81,216
       Other                                                             136,238                       34,050
                                                      ---------------------------- ---------------------------
                                                                       1,376,396                    1,382,564
       DEFERRED TAX LIABILITIES
       Tax depreciation greater than book                                460,279                      210,320
                                                      ---------------------------- ---------------------------
       Net deferred tax assets                                           916,117                    1,172,244
       Valuation allowance                                              (916,117)                  (1,172,244)
                                                      ---------------------------- ---------------------------
                                                            $                  -          $                 -
                                                      ============================ ===========================

       As of August 27, 2000, the Company had federal net operating loss carryforwards of approximately $1,856,000 of which most will expire in fiscal years 2008 and 2009. Also as of August 27, 2000, the Company had $478,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

7.     EMPLOYEE BENEFITS

       The Company terminated its non-contributory pension plan effective February 1, 2000. Participants were given the choice of receiving their benefit by either taking a lump sum distribution, rolling their benefit over to another qualified plan or receiving a monthly annuity from an insurance company. At August 27, 2000 substantially all assets of the Plan had been distributed. The actual benefit obligation of the terminated plan was determined to be $8,181,915. The actual assets of the plan were $8,372,695 leaving an excess of $190,778 which was distributed to qualified participants after year end.

       Net periodic pension cost consisted of the following:

                                                                                         Years Ended
                                                                   --------------------------------------------------
                                                                         2000               1999            1998
                                                                         ----               ----            ----
       Service cost - benefits earned during the year              $       128,699   $      119,314    $      128,068
       Interest cost on projected benefit obligation                       566,664          509,347           461,123
       Actual return on plan assets                                       (712,904)        (661,377)          (18,369)
       Net amortization and deferral                                        24,969           (1,339)         (657,893)
                                                                   ---------------   ---------------   ---------------
       Net periodic pension cost                                   $         7,428   $      (34,055)   $      (87,071)
                                                                   ===============   ===============   ===============

      The funded status of the plans and the amount recognized on the balance sheet are as follows:

                                                                           Year Ended
                                                                         August 29, 1999
                                                                     -------------------
       Actuarial present value of benefit obligations:
          Vested benefits                                             $      7,601,590
          Nonvested benefits                                                   140,629
                                                                      ----------------
          Accumulated benefit obligations                                    7,742,219
          Effect of projected future compensation
             increases                                                         406,842
                                                                      ----------------
       Projected benefit obligations                                         8,149,061
       Plan assets at fair value                                             8,674,648
                                                                      ----------------
       Plan assets (in excess of) less than projected
          benefit obligations                                                 (525,587)
       Unrecognized net gain (loss)                                          1,709,719
       Unrecognized prior-service cost                                      (1,043,389)
       Unrecognized net transition assets                                      205,204
                                                                      ----------------
       Pension liability                                              $        345,947
                                                                      ================

       Weighted average discount rat                                             7.00%
       Rate of increase in future compensation
          levels, non-union employees                                            4.50%
       Expected long-term rate of return on
          plan assets                                                            9.0%

       The Company has a management incentive compensation plan for certain key employees designated annually by a committee of the Board of Directors. The amount of incentive compensation for eligible participants is contingent on attaining minimum pre-tax earnings and individual performance objectives.

       The Company and its two operating subsidiaries, Bowman Tool & Machining, Inc and Taurus Numeric Tool, Inc. merged their retirement savings 401(k) plans into one consolidated plan effective January 1, 2000. All employees are eligible to participate. Contributions charged to operations for fiscal 2000, 1999, and 1998, were approximately $146,184, $51,954, and
       $51,710, respectively.

8.     INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

       The Company had sales to five customers which exceeded 10 percent of total sales during any one of fiscal years 2000, 1999, or 1998 as listed below:

                               Fiscal Year Sales
      ----------------------------------------------------------------------

      Customer               2000              1999               1998
      --------               ----              ----               ----
         #1              $17,084,000       $11,748,000         $18,128,000
         #2                3,406,000         2,884,000           1,394,000
         #3                3,108,000         1,112,000                   0
         #4                2,970,000         2,682,000                   0

9.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                2000                  1999                 1998
                                                                ----                  ----                 ----
       Net Income                                         $     639,244          $    261,065        $   1,874,084
       Denominator for earnings per share:

          Weighted average shares;
          denominator for basic earnings
          per share                                           2,461,980             2,451,836            2,434,125

          Effect of dilutive securities;
          employee and nonemployee options                       73,217                75,463              121,393
                                                          -------------          ------------       --------------

          Dilutive common shares;
          denominator for diluted earnings
          per share                                           2,535,197             2,527,299            2,555,518

       Basic income per share                             $         .26          $        .11        $        .77
                                                          =============          ============        ============

       Dilutive income per share                          $         .25          $        .10        $        .73
                                                          =============          ============        ============

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                   BALANCE AT            NET ADDITIONS                              BALANCE AT
                                    BEGINNING             CHARGED TO                  NET             END OF
        DESCRIPTION                 OF PERIOD          COST AND EXPENSES          DEDUCTIONS          PERIOD
        -----------                ----------          -----------------         -----------       -----------
Reserves deducted from
assets to which it applies:

   ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:

   Year ended
      August 30, 1998         $          50,000      $                0      $      25,000  (2)    $       25,000
                              =================      ==================      =============         ==============

   Year ended
      August 29, 1999         $          25,000      $            2,500 (3)  $           0         $       27,500
                              =================      ==================      =============         ==============

   Year ended
      August 27, 2000         $          27,500      $                0      $           0         $       27,500
                              =================      ==================      =============         ==============
   ALLOWANCE FOR
      EXCESS OR
      OBSOLETE
      INVENTORY:

   Year ended
      August 30, 1998         $         155,342      $                0      $         342  (1)    $      155,000
                              =================      ==================      =============         ==============

   Year ended
      August 29, 1999         $         155,000      $                0      $           0         $      155,000
                              =================      ==================      =============         ==============

   Year ended
      August 27, 2000         $         155,000      $           74,717      $      97,928  (1)    $      131,789
                              =================      ==================      =============         ==============


(1)     Write-offs of excess or obsolete inventory.

(2) Level of reserve reduced due to management assessment of exposure to potential write-offs.

(3) Additional amount assumed due to the acquisition of Taurus Numeric Tool, Inc.