Form 10-Q
period 2000-11-26
WSI INDUSTRIES INC
filed 2001-01-10
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               November 26, 2000
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number              0-619
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

         2,465,229 Common Shares were outstanding as of December 31, 2000.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets November 26, 2000
                  (Unaudited) and August 27, 2000                            3

                  Consolidated Statements of Operations
                  Thirteen weeks ended November 26, 2000 and
                  November 28, 1999 (Unaudited)                              4

                  Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 26, 2000 and
                  November 28, 1999 (Unaudited)                              5

                  Notes to Consolidated Financial Statements (Unaudited)  6, 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8, 9

         Item 3.  Quantitative and Qualitative Disclosure about
                  Market Risk                                               10

PART II.  OTHER INFORMATION:

         Signatures                                                         10

Part I.  Financial Information

         Item I.  Financial Statements


                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                                             NOVEMBER 26,       AUGUST 27,
                                                                                       2000              2000
                                                                                 ---------------   ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $       138,189   $         6,300
   Accounts receivable                                                                 2,650,754         3,713,198
   Inventories                                                                         2,118,802         2,738,346
   Prepaid and other current assets                                                      139,958           148,206
                                                                                 ---------------   ---------------
         Total current assets                                                          5,047,703         6,606,050

Property, plant and equipment, net                                                    10,239,502        10,655,696

Intangible assets, net                                                                 6,088,118         6,169,919
                                                                                 ---------------   ---------------
                                                                                 $    21,375,323   $    23,431,665
                                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facility                                                     $                 $       369,134
   Trade accounts payable                                                              1,319,487         2,041,089
   Accrued compensation and employee withholdings                                        642,437           857,739
   Accrued real estate taxes                                                             118,822           151,230
   Miscellaneous accrued expenses                                                        263,476           229,719
   Current portion of long-term debt                                                   1,299,780         1,236,460
                                                                                 ---------------   ---------------
         Total current liabilities                                                     3,644,002         4,885,371

Long-term debt, less current portion                                                   8,719,220         9,601,003


STOCKHOLDERS' EQUITY:
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,465,229 shares                          246,523           246,523
     Capital in excess of par value                                                    1,640,934         1,640,934
   Retained earnings                                                                   7,124,644         7,057,834
                                                                                 ---------------   ---------------
           Total stockholders' equity                                                  9,012,101         8,945,291
                                                                                 ---------------   ---------------
                                                                                 $    21,375,323   $    23,431,665
                                                                                 ===============   ===============

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                            13 weeks ended
                                                                                    ---------------------------------
                                                                                      November 26,     November 28,
                                                                                          2000             1999
                                                                                    --------------   ---------------
Net sales                                                                           $    6,575,040   $     7,294,952

Cost of products sold                                                                    5,133,613         6,267,595
                                                                                    --------------   ---------------

     Gross margin                                                                        1,441,427         1,027,357

Selling and administrative expense                                                       1,139,174           979,700
Pension curtailment (gain)                                                                                  (232,000)
Gain on sale of equipment                                                                                   (269,073)
Severance costs                                                                                              248,507
Interest and other income                                                                  (13,037)           (6,981)
Interest and other expense                                                                 245,480           253,530
                                                                                    --------------   ---------------
Earnings from operations
  before income taxes                                                                       69,810            53,674

Income tax expense                                                                           3,000             3,000
                                                                                    --------------   ---------------

Net earnings                                                                        $       66,810   $        50,674
                                                                                    ==============   ===============

Basic earnings per share                                                            $          .03   $          0.02
                                                                                    ==============   ===============

Diluted earnings per share                                                          $          .03   $          0.02
                                                                                    ==============   ===============

Weighted average number of
  common shares                                                                          2,465,229         2,455,073
                                                                                         =========         =========

Weighted average number of
  common and dilutive potential
  common shares                                                                          2,510,697         2,503,793
                                                                                         =========         =========

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     13 weeks ended
                                                                           -------------------------------
                                                                             November 26,     November 28,
                                                                                  2000           1999
                                                                           -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $      66,810     $      50,674
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Gain on sale of property, plant & equipment                              -          (269,071)
              Depreciation and amortization                                      610,379           594,379
              (Decrease) in pension liability                                          -          (226,062)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       1,062,444          (704,725)
              (Increase) decrease in inventories                                 619,544           480,544
              (Increase) decrease in prepaid expenses                              8,248            20,600
              Increase (decrease) in accounts payable and
                 accrued expenses                                               (935,553)           74,855
                                                                           --------------    -------------
         Net cash provided by operations                                       1,431,872            21,194

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                   -           562,000
     Purchase of property, plant and equipment                                  (112,386)          (54,556)
                                                                           --------------    --------------
              Net cash provided by (used in) investing activities               (112,386)          507,444

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt and revolving facility                        (1,187,597)         (672,050)
     Issuance of common stock                                                          -            18,125
                                                                           -------------     -------------
         Net cash provided by (used in) financing activities                  (1,187,597)         (653,925)
                                                                           --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             131,889          (125,287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     6,300           131,588
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $     138,189     $       6,301
                                                                           =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for:
         Interest                                                          $     249,438     $     253,003
         Income taxes                                                      $       7,500     $           0

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of November 26, 2000, the consolidated statements of operations for the thirteen weeks ended November 26, 2000 and November 28, 1999 and the consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The balance sheet at August 27, 2000 is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.


2. Business Consolidation and Relocation - Prior Year First Quarter Financial Impact:

                  On September 2, 1999, the Company announced that it was closing its Long Lake, Minnesota facility and transferring all of it production to its Taurus and Bowman subsidiaries. As a result of this consolidation, the Company incurred severance costs in the first quarter of 1999 of $248,507 for employees terminated or given notice in that period. WSI was also able to sell excess production equipment in the quarter which contributed a gain on sales of $269,073. Concurrent with the consolidation decision, the Company also decided to terminate its defined benefit pension plan that resulted in a gain of $232,000.

3.       DEBT AND LINE OF CREDIT:

                  Pursuant to the Bowman transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $4,400,000 and a revolving credit facility in the maximum amount of $3,000,000 and expires March 31, 2002. Interest is accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility. Each facility has a LIBOR rate option. The term loan is payable in equal monthly installments of $52,381 of principal commencing August 31, 1999. At November 26, 2000, the outstanding balance on the term loan was $2,114,000 while there was no outstanding balance on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

                During fiscal 1999 the Company obtained a mortgage with the same bank that it currently has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889 and has a balance at November 26,2000 of $2,292,000. Interest on the mortgage is calculated at the bank's base rate plus 1.0% and is paid monthly. The entire balance is due August 6, 2004.

                  The Company also entered into Subordinated Promissory Notes with both of the former owners of Taurus and Bowman in the total amount of $3,257,000. The notes bear interest at 7.75% with interest payable quarterly. Principal payments are due in three equal installments commencing annually on February 15, 2002 for the Taurus related note and August 6, 2002 for the Bowman related note. In connection with the Bowman acquisition, the seller has one remaining contingent earnout that could be met if certain profitability targets are attained. Any contingency earned would be added to the principal of the subordinated promissory note.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Thirteen weeks ended
                                                          ----------------------------------------
                                                           November 26,               November 28,
                                                               2000                       1999
                                                          ----------------------------------------
Numerator for basic and diluted earnings per share:
     Net Earnings                                         $      66,810             $       50,672
                                                                 ======                     ======
Denominator:
     Denominator for basic earnings
     per share - weighed average shares                       2,465,229                  2,455,073

     Effect of dilutive securities:
       Employee/and non-employee options                         45,468                     48,720
                                                          -------------             --------------

     Dilutive common shares
       Denominator for diluted earnings
       per share                                              2,510,697                  2,503,793
                                                              =========                  =========

Basic earnings per share                                  $       0.03              $         0.02
                                                                  ====                        ====

Diluted earnings per share                                $       0.03              $         0.02
                                                                  ====                        ====

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS


Results of Operations:

                  Net sales were $6,575,000 for the quarter ending November 26, 2000, a decrease of 10% or $1,720,000 from the same period of the prior year. The sales decrease was as a result of two major customers making the decision to consign raw materials for their manufacturing programs to the Company, instead of WSI purchasing those materials and subsequently reselling the material to the customer after manufacturing. The percent of sales for the first quarter of fiscal 2001 and 2000 were split between the following major markets:

                                                2001              2000
                                                ----              ----
              Agriculture                        39%               29%
              Construction &
                 Power Systems                   22%               29%
              Aerospace/Avionics                 13%               21%
              Recreational Vehicle               12%                6%

                  Gross margin increased to 22% versus 14% in the year ago period. Gross margin was enhanced by a combination of the consigned material effect described above, as well as the increased efficiency of the operations versus the prior year which included consolidation related expenses.

                  Selling and administrative expense of $1,139,000 was $159,000 higher than in the prior year period. The amount was higher primarily due to the carrying cost of the Long Lake, Minnesota facility that has been closed and listed for sale which was included in selling and administrative expense in fiscal 2001, but not in fiscal 2000 as it was still being utilized.

                  In the thirteen week period ended November 26, 2000, the Company recorded a tax provision of $3,000 to cover mandatory state income taxes and federal alternative minimum taxes, and was able to recognize the benefit of a portion of its net operating loss carry-forwards. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

                  On November 26, 2000, working capital was $1,404,000 compared to $1,721,000 at August 27, 2000. The decrease of $317,000 was due primarily to the decrease in the level of accounts receivable. The August 27, 2000 balances were unusually high due to a high level of sales in the month of August. When the balances were collected, $500,000 was used to pay down long-term debt. The ratio of current assets to current liabilities at November 26, 2000 and August 27, 2000 was 1.38 to 1.0 and 1.35 to 1.0, respectively.

                  As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank on August 6, 1999. Currently, the Company owes $2,114,000 on its term loan facility but does not have a balance due on its revolving facility. The revolving facility had $3,000,000 of availability at November 26, 2000. The term loan carries an interest rate at prime plus .75%. The revolver rate is at prime plus .50%. The Company has paid down almost $2,300,000 on its term facility since its inception in August 1999.

                  The Company also entered into a mortgage with the same bank on August 6, 1999 as outlined in the Notes to Consolidated Statements. The Company currently owes $2,292,000 with interest paid at prime plus 1.0%.

                  As also described in the Notes, the Company entered into a subordinated promissory note with the former owner of Taurus for $1,663,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002. The Company also has a subordinated promissory note of $1,594,000 with the former owner of Bowman. Interest is accrued at 7.75% payable quarterly with principal payments due in equal installments commencing August 6, 2002. The seller of Bowman has one potential contingent earnout that could be met if certain profitability targets are attained. If earned, the contingency would be added to the principal of the subordinated promissory note.

                  Total capitalized lease debt of $2,356,000 on November 26, 2000 was $120,000 lower than on August 29, 1999. The decrease resulted from payments on the leases with no new additions during the quarter.

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

                                       WSI INDUSTRIES, INC.



Date:  January 9, 2001                 /s/ Michael J. Pudil
       ---------------                 -----------------------------------------
                                       Michael J. Pudil, President & CEO



Date:  January 9, 2001                 /s/ Paul D. Sheely
       ---------------                 -----------------------------------------
                                       Paul D. Sheely, Vice President & CFO