Form 10-Q
period 2001-02-25
WSI INDUSTRIES INC
filed 2001-04-10
CIK 104897

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


  (Mark One)
       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                February 25, 2001
                               -------------------------------------------------
                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE ------------ SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                ------------------------  ----------------------

Commission File Number              0-619
                       ----------------------------------

                              WSI Industries, Inc.
             -------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


          Minnesota                                               41-0691607
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation of organization)                             Identification No.)

         Wayzata, Minnesota                                         55391
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (952) 473-1271
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No
          ------       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     2,465,229 Common Shares were outstanding as of March 31, 2001.


================================================================================

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I.    FINANCIAL INFORMATION:

        Item 1. Financial Statements

                Consolidated Balance Sheets February 25, 2001(Unaudited)
                and August 27, 2000                                                       3

                Consolidated Statements of Operations
                Thirteen and Twenty-Six weeks ended February 25, 2001 and
                Thirteen and Twenty-Six weeks ended February 27, 2000 (Unaudited)         4

                Consolidated Statements of Cash Flows
                Twenty-Six weeks ended February 25, 2001 and February 27, 2000            5

                Notes to Consolidated Financial Statements (Unaudited)                 6, 7

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  8, 9

PART II.  OTHER INFORMATION:

        Item 3. Quantitative and Qualitative Disclosures about Market Risk               10

        Item 4. Submission of Matters to a Vote of the Security Holders                  10

        Item 7. Exhibits and Reports on Form 8-K                                         10

        Signatures                                                                       10

Part I.  Financial Information

         Item 1.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                FEBRUARY 25,       AUGUST 27,
ASSETS                                                              2001              2000
------                                                         -------------     ------------
     Current Assets:
         Cash and cash equivalents                             $     5,654       $     6,300
         Accounts receivable                                     2,182,341         3,713,198
         Inventories                                             1,937,118         2,738,346
         Prepaid and other current assets                          169,269           148,206
                                                               -----------       -----------
            Total Current Assets                                 4,294,382         6,606,050

     Property, Plant and Equipment - Net                        10,060,933        10,655,696

     Intangible Assets                                           6,288,178         6,169,919
                                                               -----------       -----------

                                                               $20,643,493       $23,431,665
                                                               ===========       ===========

Liabilities and Stockholders' Equity

     Current Liabilities:
         Revolving credit facility                             $         0       $   369,134
         Trade accounts payable                                  1,139,703         2,041,089
         Accrued compensation and employee withholdings            607,507           857,739
         Accrued real estate taxes                                 151,227           151,230
         Miscellaneous accrued expenses                            207,377           229,719
         Current portion of long-term debt                       1,899,917         1,236,460
                                                               -----------       -----------
            Total Current Liabilities                            4,005,731         4,885,371

     Long term debt, less current portion                        7,901,353         9,601,003


     STOCKHOLDERS' EQUITY:
         Common stock, par value $.10 a share;
            authorized 10,000,000 shares; issued and
            outstanding 2,465,229 shares                           246,523           246,523
            Capital in excess of par value                       1,640,934         1,640,934
         Retained earnings                                       6,848,952         7,057,834
                                                               -----------       -----------
            Total Stockholders' Equity                           8,736,409         8,945,291
                                                               -----------       -----------
                                                               $20,643,493       $24,431,665
                                                               ===========       ===========

See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          13 weeks ended                   26 weeks ended
                                    ---------------------------      -------------------------
                                     February 25,   February 27,    February 25,   February 27,
                                         2001           2000             2001          2000
                                    ------------     -----------     -----------   ------------
Net sales                           $ 5,370,556      $7,710,690      $11,945,596   $15,005,642

Cost of products sold                 4,266,761       6,612,616        9,400,373    12,880,212
                                    -----------      ----------      -----------   -----------

Gross margin                          1,103,795       1,098,074        2,545,223     2,125,430

Selling and administrative expense    1,169,197       1,215,848        2,308,371     2,195,546
Pension curtailment                          --              --               --      (232,000)
Gain on sale of equipment                    --        (125,611)              --      (394,682)
Severance costs                              --              --               --       248,507
Interest and other income                (5,325)        (31,564)         (18,362)      (38,548)
Interest and other expense              215,615         262,565          461,096       516,095
                                    -----------      ----------      -----------   -----------
Earnings (loss) from operations
  before income taxes                  (275,692)       (223,164)        (205,882)     (169,488)

Income tax expense                           --              --            3,000         3,000
                                    -----------      ----------      -----------   -----------

Net loss                            $  (275,692)    $  (223,164)     $  (208,882)  $  (172,488)
                                    ===========     ===========      ===========   ===========

Basic and diluted loss per share    $      (.11)    $     (0.09)     $      (.08)  $     (0.07)
                                    ===========     ===========      ===========   ===========

Weighted average number of
common shares                         2,465,229       2,462,388        2,465,229     2,458,731
                                    ===========    ============      ===========   ===========



See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    26 weeks ended
                                                              -------------------------
                                                              February 25, February 27,
                                                                   2001        2000
                                                              ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                       $ (208,882)  $ (172,488)
        Adjustments to reconcile net earnings to net cash
           provided by operating activities:
           Gain on sale of property, plant & equipment                --     (394,682)
           Depreciation and amortization                       1,226,174    1,181,341
           (Decrease) in pension liability                            --     (226,062)
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable          1,530,857   (1,254,980)
           (Increase) decrease in inventories                    801,228      576,896
           (Increase) decrease in prepaid expenses               (21,063)    (131,121)
           Increase (decrease) in accounts payable and
              accrued expenses                                (1,173,963)     903,279
                                                              ----------   ----------
        Net cash provided by (used in) operations              2,154,351      482,183

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                   --      746,165
    Purchase of property, plant and equipment                   (146,398)    (337,118)
    Purchase of subsidiary                                      (280,600)          --
                                                              ----------   ----------
        Net cash provided by (used in) investing activities     (426,998)     409,047

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term debt                                (2,008,599)  (1,058,331)
    Proceeds from issuance of long term debt                     280,600           --
    Issuance of common stock                                          --       41,813
                                                              ----------   ----------
        Net cash provided by (used in) financing activities   (1,727,999)  (1,016,518)
                                                              ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (646)    (125,288)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     6,300      131,588
                                                              ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD          $    5,654   $    6,300
                                                              ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                              $  257,868   $  519,144
        Income taxes                                          $    7,500
    Noncash investing and financing activities:
        Acquisition of machinery through capital lease        $  322,671

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Consolidated Financial Statements:

               The consolidated balance sheet as of February 25, 2001, the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended February 25, 2001 and February 27, 2000 and the consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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


2 Business Consolidation and Relocation -- Prior Year First Six Month Financial Impact:

                On September 2, 1999, the Company announced that it was closing its Long Lake, Minnesota facility and transferring all of the production to its Taurus and Bowman subsidiaries. As a result of this consolidation, the Company incurred severance costs in the first quarter of 2000 of $248,507 for employees terminated or given notice in that period. WSI was also able to sell excess production equipment in the first half of 2000 which contributed a gain on sales of $394,682. Concurrent with the consolidation decision, the Company also decided to terminate its defined benefit pension plan that resulted in a gain of $232,000.

3.      Debt and Line of Credit:

               Pursuant to the Bowman transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $4,400,000 and a revolving credit facility in the maximum amount of $3,000,000. Interest is accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility. Each facility has a LIBOR rate option. The term loan is payable in equal monthly installments of $52,381 of principal commencing August 31, 1999 and matures March 31, 2002. At February 25, 2001, the outstanding balance on the term loan was $1,457,142 while there was no outstanding balance on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

               During fiscal 1999, the Company obtained a mortgage with the same bank that it has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889, bears interest at prime plus 1.0% and has a balance at February 25, 2001 of $2,250,000.

               The Company also entered into Subordinated Promissory Notes with the former owners of Taurus and Bowman in the amounts of $1,663,000 and $1,875,000, respectively. In connection with the Bowman acquisition, the seller earned $280,600 on the second of two contingencies during the second quarter of fiscal 2001. This amount was added to the note. The notes bear interest at 7.75% with interest payable quarterly. Principal payments are due in three annual equal installments commencing on February 15, 2002 for the Taurus related note and August 6, 2002 for the Bowman related note.

      Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

               Net sales of $5,371,000 for the quarter ending February 25, 2001 decreased 30% or 2,340,000 from the same period of the prior year. As discussed in the prior quarter's 10-Q, two major customers made the decision to consign raw materials for their manufacturing programs to the Company instead of WSI purchasing the material and subsequently reselling the material to the customer after manufacturing. This move to consigned inventory in combination with a softening of the agriculture, construction and power systems markets led to the lower sales level. Year to date sales of $11,946,000 were $3,060,000 or 20% less than the prior year due to the reasons described above.

               Gross margin improved to 21% as compared to 14% in the prior year for both the thirteen and twenty-six week periods. These improvements reflected the reduced content of low margin raw materials in the Company's revenue stream as well as strengthened manufacturing efficiencies.

               Selling and administrative expense of $1,169,000 was $46,000 lower than the prior year quarter due to lower professional service expense partially offset by salaries paid to consolidation transition employees in Fiscal 2000. Year to date selling and administration expense of $2,308,000 was $113,000 higher in fiscal 2001 than fiscal 2000 due to the carrying cost of the Long Lake, Minnesota building being included in selling and administrative expense in the first quarter of 2001 and in cost of sales in 2000.

               Interest and other expense decreased $47,000 for the quarter and $55,000 year to date due to the lower levels of long term debt in Fiscal 2001 versus Fiscal 2000.

               During Fiscal 2000, WSI sold excess manufacturing equipment with a net book value of $351,000 for $746,000, generating a gain of $395,000.

               The Company has listed its Long Lake facility for sale. During the second quarter of fiscal 2001, the Company incurred approximately $190,000 in expense including interest. For the first half of 2001, the expense was approximately $330,000.

               In the twenty-six week period ended February 25, 2001, the Company recorded a tax provision of $3,000 to cover mandatory state income taxes and federal alternative minimum taxes. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefit will be realized.

Liquidity and Capital Resources:

               On February 25, 2001 working capital was $289,000 compared to $1,721,000 at August 27, 2000, a decrease of $1,432,000. The ratio of current assets to current liabilities at February 25, 2001 and August 27, 2000 was 1.07 to 1.0 and 1.35 to 1.0, respectively. The working capital decrease was attributable to a combination of lower accounts receivable and inventory due to the consigned inventory situation discussed previously, as well as the inclusion of one-third of the Taurus related Subordinated Promissory Note Payable now included in current maturities.

               As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank on August 6, 1999. Currently, the Company owes $1,457,000 on its term loan facility but does not have a balance due on its revolving facility. The revolving facility had approximately $2,000,000 of availability at February 25, 2001. The term loan carries an interest rate at prime plus .75%. The revolver rate is at prime plus .50%.

               The Company also entered into a mortgage with the same bank on August 6, 1999 as outlined in the Notes to Consolidated Statements. The Company currently owes $2,250,000 with interest paid at prime plus 1.0%.

               As also described in the Notes, the Company entered into a subordinated promissory note with the former owner of Taurus for approximately $1,663,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002. The Company also has a subordinated promissory note of $1,875,000 with the former owner of Bowman. Interest is accrued at 7.75% payable quarterly with principal payments due in equal annual installments commencing August 6, 2002.

               Total capitalized lease debt of $2,557,000 on February 25, 2001 was $81,000 higher than on August 27, 2000. The increase resulted from a new capital lease of $323,000 offset by payments on the leases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     1. Not Applicable


PART II.  OTHER INFORMATION:

        Item 4.  Submission of Matters to a Vote of Security Holders.

                 A. The Annual Meeting of the Company Stockholders was held on January 11, 2001.

                 B.  Directors elected at that meeting were:

                     Paul Baszucki      For 1,395,409    Against  26,245
                     Melvin L. Katten   For 1,399,309    Against  22,343
                     George J. Martin   For 1,399,268    Against  22,384
                     Eugene J. Mora     For 1,395,109    Against  26,543
                     Michael J. Pudil   For 1,398,896    Against  22,756

                 C. Amendment to bylaws to reduce the number of directors to five:

                     For 909,948  Against 11,982 Abstain 3,384 Broker non-vote 0


        Item 7.  Exhibits and Reports on Form 8-K:

                 A.  None



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WSI INDUSTRIES, INC.



Date:  April 11, 2001                  /s/ Michael J. Pudil
                                       -----------------------------------------
                                       Michael J. Pudil, President & CEO



Date:  April 11, 2001                  /s/ Paul D. Sheely
                                       -----------------------------------------
                                       Paul D. Sheely, Vice President, Finance &
                                       CFO