Form 10-Q
period 2001-05-27
WSI INDUSTRIES INC
filed 2001-07-11
CIK 104897

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               May 27, 2001
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   --------------------  --------------------

Commission File Number              0-619
                       ---------------------------------------


                              WSI Industries, Inc.
             -------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


             Minnesota                                      41-0691607
   -------------------------------                     -------------------
   (State or other jurisdiction of                     (I. R. S. Employer
    incorporation of organization)                     Identification No.)


         Wayzata, Minnesota                                  55391
----------------------------------------                   ----------
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

         2,465,229 Common Shares were outstanding as of June 30, 2001.


================================================================================

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                                   Page No.
                                                                                                   -------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets May 27, 2001(Unaudited)
                  and August 27, 2000                                                                  3

                  Consolidated Statements of Operations
                  Thirteen and Thirty-Nine weeks ended May 27, 2001
                  and May 28, 2000 (Unaudited)                                                         4

                  Consolidated Statements of Cash Flows
                  Thirty-Nine weeks ended May 27, 2001
                  and May 28, 2000 (Unaudited)                                                         5

                  Notes to Consolidated Financial Statements (Unaudited)                            6, 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             8, 9

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                           10

PART II. OTHER INFORMATION:

         Item 7.  Exhibits and Reports on Form 8-K                                                    10

         Signatures                                                                                   10

Part I.  Financial Information

         Item I.  Financial Statements


                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                 MAY 27,              AUGUST 27,
                                                                                  2001                   2000
                                                                               -----------           -----------
ASSETS

      Current Assets:
           Cash and cash equivalents                                           $     6,300           $     6,300
           Accounts receivable                                                   2,071,440             3,713,198
           Inventories                                                           1,809,332             2,738,346
           Prepaid and other current assets                                        126,477               148,206
                                                                               -----------           -----------
               Total Current Assets                                              4,013,549             6,606,050

      Property, Plant and Equipment - Net                                        9,574,482            10,655,696

      Intangible Assets                                                          6,192,630             6,169,919
                                                                               -----------           -----------

                                                                               $19,780,661           $23,431,665
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
           Revolving credit facility                                           $    23,781           $   369,134
           Trade accounts payable                                                  988,970             2,041,089
           Accrued compensation and employee withholdings                          498,077               857,739
           Accrued real estate taxes                                               125,050               151,230
           Miscellaneous accrued expenses                                          257,572               229,719
           Current portion of long-term debt                                     1,911,604             1,236,460
                                                                               -----------           -----------
               Total Current Liabilities                                         3,805,054             4,885,371

      Long term debt, less current portion                                       7,554,435             9,601,003


      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,465,229 shares                                                    246,523               246,523
               Capital in excess of par value                                    1,640,934             1,640,934
           Retained earnings                                                     6,533,715             7,057,834
                                                                               -----------           -----------
               Total Stockholders' Equity                                        8,421,172             8,945,291
                                                                               -----------           -----------
                                                                               $19,780,661           $23,431,665
                                                                               ===========           ===========


See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      13 weeks ended                         39 weeks ended
                                            ---------------------------------        ------------------------------
                                                 May 27,            May 28,             May 27,           May 28,
                                                  2001               2000                2001              2000
                                            --------------      -------------        ------------      ------------
Net sales                                   $    5,140,495      $   9,085,495        $ 17,086,091      $ 24,091,137

Cost of products sold                            4,140,070          7,211,702          13,540,444        20,091,913
                                            --------------      -------------        ------------      ------------

     Gross margin                                1,000,425          1,873,793           3,545,647         3,999,224

Selling and administrative expense               1,111,865          1,159,232           3,419,198         3,354,778
Pension curtailment (gain)                              --           (121,375)                 --          (353,375)
Gain on sale of equipment                               --                 --                  --          (394,682)
Severance costs                                         --                 --                  --           248,507
Interest and other income                               --            (19,212)            (17,322)          (57,760)
Interest and other expense                         203,794            237,231             664,890           753,327
                                            --------------      -------------        ------------      ------------
Earnings (loss) from operations
  before income taxes                             (315,234)           617,917            (521,119)          448,429

Income tax expense                                      --             15,100               3,000            18,100
                                            --------------      -------------        ------------      ------------

Net earnings (loss)                         $     (315,234)     $     602,817        $   (524,119)     $    430,329
                                            ==============      =============        ============      ============

Basic and diluted loss per share            $        (.13)                           $       (.21)
                                            ==============                           ============

Basic earnings per share (2000 only)                            $         .24                          $       (.17)
                                                                =============                          ============

Diluted earnings per share (2000 only)                          $         .23                          $        .17
                                                                =============                          ============

Weighted average number of
     common shares                              2,465,229           2,465,229           2,465,229         2,460,897
                                            ==============      =============        ============      ============

Weighted average number of
  common and dilutive potential
  common shares (2000 only)                                         2,567,145                             2,535,726
                                                                =============                          ============


See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     39 weeks ended
                                                                           -------------------------------
                                                                               May 27,           May 28,
                                                                                2001              2000
                                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                   $    (524,119)     $    430,329
         Adjustments to reconcile net earnings to net cash:
              provided by operating activities:
              Gain on sale of property, plant & equipment                             --          (394,682)
              Depreciation and amortization                                    1,837,734         1,761,076
              (Decrease) in pension liability                                         --          (347,437)
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       1,641,758          (779,076)
              (Increase) decrease in inventories                                 929,014           449,831
              (Increase) decrease in prepaid expenses                             21,729           (52,346)
              Increase (decrease) in accounts payable and
                 accrued expenses                                             (1,410,108)          834,934
                                                                           -------------      ------------
         Net cash provided by operations                                       2,496,008         1,902,629

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                  --           746,165
     Purchase of property, plant and equipment                                  (175,960)         (430,788)
     Purchase of subsidiary                                                     (280,600)           27,000
                                                                           -------------      ------------
         Net cash provided by (used in) investing activities                    (456,560)          342,377

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                               (2,320,048)       (2,412,107)
     Proceeds from issuance of long term debt                                    280,600                --
     Issuance of common stock                                                         --            41,813
                                                                           -------------      ------------
         Net cash provided by (used in) financing activities                  (2,039,448)       (2,370,294)
                                                                           -------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  --          (125,288)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     6,300           131,588
                                                                           -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $       6,300      $      6,300
                                                                           =============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     678,358      $    760,517
         Income taxes                                                      $       7,500      $     25,083
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $     322,671      $    432,625


See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of May 27, 2001, the consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended May 27, 2001 and May 28, 2000 and the consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.       BUSINESS CONSOLIDATION AND RELOCATION-
         PRIOR YEAR FIRST NINE MONTHS FINANCIAL IMPACT:

                  On September 2, 1999, the Company announced that it was closing its Long Lake, Minnesota facility and transferring all of the production to its Taurus and Bowman subsidiaries. As a result of this consolidation, the Company incurred severance costs in the first quarter of 2000 of $248,507 for employees terminated or given notice in that period. WSI was also able to sell excess production equipment in the first half of 2000 which contributed a gain on sales of $394,682. Concurrent with the consolidation decision, the Company also decided to terminate its defined benefit pension plan that resulted in a gain of $353,375.

3.       DEBT AND LINE OF CREDIT:

                  Pursuant to the Bowman transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $4,400,000 and a revolving credit facility in the maximum amount of $3,000,000. Interest is accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility payable monthly. Each facility has a LIBOR rate option. The term loan is payable in equal monthly installments of $52,381 of principal commencing August 31, 1999 and matures March 31, 2002. At May 27, 2001, the outstanding balance on the term loan was $1,300,000 and $24,000 on the revolving facility. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

                  During fiscal 1999, the Company obtained a mortgage with the same bank that it has its term debt and line of credit facility. The agreement requires monthly principal payments of $13,889, plus interest at prime plus 1.0% and has a balance at May 27, 2001 of $2,208,000. Subsequent to the end of the third quarter the mortgage was paid off. See Footnote 5 below.

                  The Company also entered into Subordinated Promissory Notes with the former owners of Taurus and Bowman in the amounts of $1,663,000 and $1,875,000, respectively. In connection with the Bowman acquisition, the seller earned $280,600 on the second of two contingencies during the second quarter of fiscal 2001. This amount is included in the $1,875,000 balance. The notes bear interest at 7.75% with interest payable quarterly. Principal payments are due in three annual equal installments commencing on February 15, 2002 for the Taurus related note and August 6, 2002 for the Bowman related note.

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

The following table sets forth the computation of basic and diluted earnings per share for fiscal 2000:

                                                       13 weeks ended                    39 weeks ended
                                               ----------------------------     ------------------------------
                                                  May 27,         May 28,         May 27,            May 28,
                                                   2001            2000            2001               2000
                                               -----------     ------------     ------------      ------------
Numerator for basic and diluted
earnings per share:
     Net Earnings                              $  (315,234)    $    602,817     $   (524,119)     $    430,329
                                               ===========     ============     ============      ============

Denominator:
     Denominator for basic earnings
     per share - weighed average shares          2,465,229        2,465,229        2,465,229         2,460,897
                                               ===========                      ============

     Effect of dilutive securities:
       Employee/Director stock options                              101,916                             74,829
                                                               ------------                       ------------

     Dilutive potential common shares
       Denominator for diluted earnings
       per share-adjusted weighted shares
       and assumed conversions                                    2,567,145                          2,535,726
                                                               ============                       ============

Basic earnings per share                       $      (.13)    $        .24     $       (.21)     $        .17
                                               ===========     ============     ============      ============

Diluted earnings per share                                     $        .23                       $        .17
                                                               ============                       ============


5.       SUBSEQUENT EVENT

                  On June 12, 2001, the Company sold its vacant Long Lake, Minnesota facility. The purchase price was $2.4 million with the net proceeds used to pay off the mortgage on the facility. The sale is estimated to generate a gain of approximately $137,000 in the Company's fourth quarter.

         Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $5,140,000 for the quarter ending May 27, 2001 decreased 43% or $3,945,000 from the same period of the prior year. As discussed in the prior quarter's 10-Q a major customer made the decision to consign raw materials for their manufacturing program to the Company instead of WSI purchasing the material and subsequently reselling the material to the customer after manufacturing. This move to consigned inventory in combination with a softening of virtually all markets led to the lower sales level. Year to date sales of $17,086,000 were $7,005,000 or 29% less than the prior year due to the reasons described above.

                  Gross margin decreased to 19% as compared to 21% in the prior year quarter. The decrease is attributable to volume inefficiencies due to the lower level of sales. However, year-to-date gross margin improved to 21% versus 17% in the prior year as the prior year was affected by the consolidation efforts of closing and relocating the Long Lake, Minnesota facility operation.

                  Selling and administrative expense of $1,112,000 was $47,000 lower than the prior year quarter due to several offsetting items, but primarily to lower incentive compensation accrued. Year to date selling and administration expense of $3,419,000 was $64,000 higher in fiscal 2001 than fiscal 2000.

                  Interest and other expense decreased $33,000 for the quarter and $88,000 year to date due to the lower levels of long-term debt in Fiscal 2001 versus Fiscal 2000.

                  During Fiscal 2000, WSI sold excess manufacturing equipment with a net book value of $351,000 for $746,000, generating a gain of $395,000.

                  The Company sold its Long Lake facility subsequent to the end of the quarter (see Footnote 5). During the third quarter of fiscal 2001, the Company incurred approximately $150,000 in expense including interest related to the facility. For the first nine months of 2001, the expense was approximately $500,000.

                  In the thirty-nine week period ended May 27, 2001, the Company recorded a tax provision of $3,000 to cover mandatory state income taxes and federal alternative minimum taxes. The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefit will be realized.

Liquidity and Capital Resources:

                  On May 27, 2001 working capital was $208,000 compared to $1,721,000 at August 27, 2000, a decrease of $1,513,000. The ratio of current assets to current liabilities at May 27, 2001 and August 27, 2000 was 1.05 to 1.0 and 1.35 to 1.0, respectively. The working capital decrease is attributable to a combination of lower accounts receivable and inventory due to the consigned inventory situation described previously, the overall lower level of sales and the inclusion of $550,000 into current maturities of long term debt related to the Taurus Subordinated Promissory Note Payable.

                  As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank on August 6, 1999. Currently, the Company owes $1,300,000 on its term loan facility and $24,000 on its revolving facility. The revolving facility had approximately $1,300,000 of availability at May 27, 2001. The term loan carries an interest rate at prime plus .75%. The revolver rate is at prime plus .50%.

                  The Company also entered into a mortgage with the same bank on August 6, 1999 as outlined in the Notes to Consolidated Statements. As of May 27, 2001, the Company owed $2,208,000 with interest paid at prime plus 1.0%. As previously discussed, the mortgage was paid in full subsequent to the end of the quarter.

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

                  Total capitalized lease debt of $2,420,000 on May 27, 2001 was $56,000 lower than on August 27, 2000. The decrease resulted from a new capital lease of $323,000 offset by payments on the existing leases.

                  It is management's belief that its internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during the next 12 months.


Cautionary Statement:

                  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a continuing downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         1. Not Applicable


PART II. OTHER INFORMATION:

         Item 7.  Exhibits and Reports on Form 8-K:

         A. Exhibit 10.1 Employment (change in control) Agreement between Michael J. Pudil and the Registrant dated January 11, 2001.

         B. Exhibit 10.2 Employment (change in control) Agreement between Paul D. Sheely and the Registrant dated January 11, 2001.

         C. Exhibit 10.3 Purchase Agreement between DRB #8 and Registrant incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K filed June 25, 2001.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WSI INDUSTRIES, INC.



Date:  July 11, 2001                   /s/ Michael J. Pudil
       -------------                   -----------------------------------------
                                       Michael J. Pudil, President & CEO



Date:  July 11, 2001                   /s/ Paul D. Sheely
       -------------                   -----------------------------------------
                                       Paul D. Sheely, Vice President,
                                       Finance & CFO