Form 10-K
period 2001-08-26
WSI INDUSTRIES INC
filed 2001-11-19
CIK 104897

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 26, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period ended from _________
                       to _________ Commission File No. 0-619


                              WSI INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Minnesota                                        41-0691607
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

      15250 Wayzata Boulevard
         Wayzata, Minnesota                                     55391
----------------------------------------                      ----------
(Address of principal executing offices)                      (Zip Code)

Registrant's telephone number, including area code          (952) 473-1271
                                                      --------------------------

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
Yes         X             No
    --------------------      ----------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 12, 2001 (based upon the closing sale price of those shares on the NASDAQ Small Cap System) was approximately $3,057,000.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 12, 2001 is 2,465,229.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 10, 2002 are incorporated by reference into Part III.

                                   ----------

This form 10-K Report consists of 55 pages (including exhibits); the index to the exhibits is set forth on page 12.


================================================================================

                              WSI INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                           YEAR ENDED AUGUST 26, 2001

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

                      On August 6, 1999, the Company purchased Bowman Tool & Machining, Inc. ("Bowman") for approximately $7.6 million, with $6.8 million being paid by additional debt and $844,000 being paid in the form of a Subordinated Promissory Note to the prior owner of Bowman. An additional amount of $1,090,600 was earned by the seller in connection with the purchase which was added to the Promissory Note. Bowman is a precision contract machining company serving the construction industry.

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

                      The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer. The major markets served by the Company have changed in the past several years because of the Company's effort to diversify its customer and market base. Sales to the agricultural industry were 53%, 35% and 36% of total Company sales in fiscal years 1999, 2000 and 2001, respectively. Sales to the recreational vehicle market totaled 13%, 9% and 12% in 1999, 2000 and 2001 respectively. Sales to the aerospace/avionics/defense market totaled 14%, 12% and 19% in fiscal 1999, 2000 and 2001, respectively. Sales to the construction/power systems market totaled 20% and 19% in fiscal 2000 and 2001, respectivly.

                      The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

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

                      (vii) Sales in excess of 10 percent of fiscal 2001 consolidated sales were made to Deere & Co. and related entities in the amount of $11,493,000 or 55% of Company revenues. Sales were also made to Rockwell in the amount of $2,265,000 or 11% of Company revenues as well as Polaris in the amount of $2,510,000 or 12% of sales.

                      (viii) Approximate dollar backlog at August 26, 2001,
                             August 27, 2000, and August 29, 1999 was
                             $13,108,000, $23,876,000 and $16,032,000
                             respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 26, 2001 is scheduled for delivery later than during the current fiscal year.

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

                      (xiii) At August 26, 2001, the Registrant had 80
                             employees, none of whom were subject to a union contract.

               (d) Financial information about foreign and domestic operations and export sales:

                      The Company has no operations in any foreign country. The Company's export sales in fiscal 1999 were not significant. In 2000 and 2001, sales to companies in Mexico amounted to $2,061,000 and $2,623,000, respectively. See Note 8 to the Consolidated Financial Statements.

Item 2.  Properties:

               The Company's former executive offices and production facility were located in Long Lake, Minnesota (a western suburb of Minneapolis). The property was sold in June 2001 for approximately $2.4 million.

               The Company leases two production facilities that are located in Osseo, Minnesota and Rochester, Minnesota. The Rochester facility is approximately 38,000 square feet with the lease being for six-month periods with options to renew. The Osseo facility is approximately 28,000 square feet and is leased until February 2002 with options to renew. In connection with the Rochester operation, the Company also leases on a month-to-month basis approximately 4,000 square feet at a location that primarily stores excess tooling.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

               None.

Item 4A.  Executive Officers of Registrant:

               The following table sets forth certain other information regarding Registrant's executive officers:

                      Name               Age                       Position
               ------------------        ---     --------------------------------------------
               George J. Martin          64      Chairman of the Board
               Michael J. Pudil          53      President, Chief Executive Officer, and Director
               Paul D. Sheely            42      Vice President, Treasurer, and Assistant Secretary
               Gerald E. Magnuson        71      Secretary

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

               Mr. Magnuson has served as Secretary of the Company since 1961 and as a Director from 1962 to 2001. He is a retired partner of the law firm of Lindquist & Vennum P.L.L.P., Minneapolis, Minnesota.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters:

               (a) The common stock of the Company is traded on the and NASDAQ Small Cap Market System under the symbol WSCI.
               (c)

                      Common stock information:

                                                      Stock Price
                                              -------------------------
                                                High             Low
                                              -------          -------
                      FISCAL 2001:
                         First quarter       $  4.500          $ 2.250
                         Second quarter         3.313            1.813
                         Third quarter          3.313            1.560
                         Fourth quarter         2.370            1.600

                      FISCAL 2000:
                         First quarter       $  4.875          $ 3.500
                         Second quarter         5.625            3.000
                         Third quarter          6.000            3.625
                         Fourth quarter         5.000            3.750

                      The Company's credit agreement restricts payment of dividends. The Company has not paid any cash dividends since fiscal 1992 and does not anticipate payment of cash dividends in the foreseeable future.

               (b) As of November 12, 2001 there were 552 shareholders of record of the Company's Common Stock.

Item 6.  Selected Financial Data:

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)

                                             2001       2000        1999       1998        1997
                                             ----       ----        ----       ----        ----
Net sales                                $  20,877      32,157   $ 21,550    $ 23,948    $ 24,153
Cost of products sold                       17,023      26,746     18,279      19,547      20,495
                                         ---------    --------   --------    --------    --------
  Gross margin                               3,854       5,411      3,271       4,401       3,658
Selling and administrative expense           2,995       3,217      2,444       2,453       2,329
Pension curtailment (gain)                      --        (353)        --          --          --
Acquisition related noncompete
  and consulting expense                       550         596        134          --          --
Goodwill amortization                          337         296         83          --          --
Carrying cost of closed facility               347         214         --          --          --
Severance expense                               --         249         --          --          --
Fair market value impairment of equipment      151          --         --          --          --
Interest and other income                     (157)       (472)      (158)       (162)       (583)
Interest expense                               821         998        481         190         286
                                         ---------    --------   --------    --------    --------
Earnings (loss) from continuing
  operations before taxes                   (1,190)        666        287       1,920       1,626
Income tax expense                               3          27         26          46          42
                                         ---------    --------   --------    --------    --------
Net earnings (loss)                      $  (1,193)   $    639   $    261    $  1,874    $  1,584
                                         =========    ========   ========    ========    ========
Basic earnings (loss)
  per common share                       $    (.48)   $    .26   $    .11    $    .77    $    .65
                                         =========    ========   ========    ========    ========

Average number of common shares              2,465       2,462      2,452       2,434       2,425

Diluted earnings (loss) per common
  and dilutive potential common share    $    (.48)   $    .25   $    .10    $    .73    $    .64
                                         =========    ========   ========    ========    ========
Average number of common
  and dilutive potential
  common shares                              2,465       2,535      2,527       2,555       2,482
Additional information:
Financial Data:
  Total plant and equipment additions    $     513    $    916   $  1,238    $  2,102    $    507
Long-term debt                               4,111       9,601     10,666       1,802       2,671
Total assets                                16,338      23,432     24,525      13,615      12,791
  Cash flow from operations                  2,634       1,961      2,641       3,047       2,610
  Stockholders' equity                       7,752       8,945      8,264       7,995       6,055
  EBIDTA                                     2,017       4,046      2,299       3,225       3,278

Financial Ratios:
  Current ratio                              .78:1      1.35:1     1.27:1      1.94:1      1.90:1
Percentage of long term debt to equity         53%        107%       129%         23%         44%
  Book value per basic common share      $    3.14    $   3.63   $   3.37    $   3.28    $   2.50

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

During fiscal 2001, the Company paid down an additional $1.6 million of the term debt. The Company also sold its Long Lake, Minnesota property for approximately $2.4 million, the proceeds from which paid off the balance on the mortgage of $2.3 million. Also during fiscal 2001, the seller of Bowman partially earned the last of two possible contingencies. The Company calculated the amount to be $340,600, which was added to his Subordinated Promissory Note Payable.

The Company's negative working capital of $1,001,000 on August 26, 2001 reflected a decrease of $2.7 million from the prior year. The major item that caused the decrease in working capital was the reclassification of one-third of the Subordinated Promissory Notes Payable into current maturities as those amounts will be due in fiscal 2002. The current portion of Subordinated Notes amounted to approximately $1.2 million in fiscal 2001. The entire amount of the bank term debt was classified as current as that agreement expires in March 2002. Other decreases in working capital were caused by lower accounts receivable and inventories partially offset by lower accounts payable and accrued compensation. The fiscal 2001 ratio of current assets to current liabilities decreased to .78 to 1.0 from 1.35 to 1.0 for fiscal 2000.

Cash provided by operating activities in fiscal 2001 was $2.6 million. Non-cash charges for depreciation and amortization as well as a decrease in working capital primarily accounted for the cash provided by operating activities. Cash provided by operations was $2.0 million in fiscal 2000 and $2.6 million in fiscal 1999.

Additions to property, plant and equipment were $513,000 in fiscal 2001 compared to $916,000 in 2000 and $1,238,000 in 1999. These amounts included $323,000,
$433,000 and $980,000 of machinery acquired through capital leases in 2001, 2000 and 1999, respectively. The major 2001 capital expenditures consisted of the acquisition of new production equipment.

Proceeds from the sale of equipment amounted to $746,000 and $57,000 in fiscal 2000 and1999, respectively. The relatively large proceeds in 2000 resulted from the sale of excess equipment derived from the consolidation initiative. As mentioned previously, the Company sold its Long Lake, Minnesota property for $2.4 million in fiscal 2001.

The Company's total debt was $7 million at August 26, 2001 and consisted of $1.1 million of bank term debt, seller subordinated notes of $3.6 million and capital lease obligations of $2.3 million. The total debt was $3.8 million lower that fiscal 2000.

At August 26, 2001 and August 27, 2000 the Company had available a line of credit of $3,000,000. At August 27, 2000, the outstanding balance on the line was $369,000 with no balance at August 26, 2001. At August 26, 2001, the maximum amount available to borrow on the line of credit was approximately $1.1 million.

It is managements' belief that internally generated funds combined with the line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2002.

RESULTS OF OPERATIONS:

Net sales of $20.9 million decreased $11.3 million or 35% from fiscal 2000 sales of $32.2 million and 673,000 or 3% from fiscal 1999 sales of $21.5 million. Sales decreased in 2001 as compared to 2000 for three primary reasons. The first was the overall downturn in the economy affected all markets served by the Company. Secondly, as mentioned in previous 10-Q's, a major customer made the decision to effectvely consign raw materials for its manufacturing programs to the Company instead of WSI purchasing the material and subsequently reselling the material after manufacture. This consignment thus resulted in lower sales to that customer. The last reason for the decreased in sales was the loss of a larger customer at the end of the second quarter.

The sales decrease in 2001 versus 1999 would have been approximately equivalent to the 2001/2000 comparison had Bowman and Taurus been included in 1999 for the full fiscal year. However, Taurus was acquired in the middle of fiscal 1999 while Bowman was acquired at the end of fiscal 1999.

In fiscal 2001, the Company reported a net loss of $1.2 million or $.48 per share compared to net earnings of $639,000 or $.25 per share in 2000 and $261,000 or .10 per share in 1999. The net earnings in fiscal 2000 included a gain from the termination of the Company's defined pension plan of $354,000, a gain on the sale of excess equipment of $395,000, and $248,000 in severance costs paid to employees affected by the Long Lake plant shutdown.

The gross margin on parts sold in fiscal 2001 was 18.5% of sales compared to 16.8% of sales and 15.2% of sales in 2000 and 1999, respectively. Margin improved in 2001 versus 2000 and 1999 despite the lower level of sales. The primary reason for this was the increased efficiencies obtained at the new Taurus and Bowman manufacturing plants as compared to the Company's Long Lake, Minnesota facility which was open a partial year in 2000 and a full year in 1999. Fiscal 2001 gross margin was hampered as the year went on and the level of sales softened - gross margin in the first quarter was 21.9% versus 8.1% in the fourth quarter. Gross margin in 2000 was negatively affected by relocation and training costs associated with the consolidation initiative.

Selling and administrative expense of $4.2 million in fiscal 2001 was a decrease of $95,000 and an increase of $1.6 million from fiscal years 2000 and 1999, respectively. The 2001 versus 1999 increase was related to the addition of Taurus and Bowman expenses for a full year. The 2001 slight decrease versus 2000 was a combination of lower incentive compensation and profit sharing partially offset by the carrying cost of the Long Lake building being included in selling and administrative expense for a longer period in 2001 versus 2000.

Interest and other income of $33,000 was $43,000 lower in fiscal 2001 than 2000, and $125,000 lower than 1999 primarily due to less interest income due to lower average cash balances.

Interest and other expense of $820,000 in fiscal 2001 was $177,000 lower than 2000 and $339,000 higher than 1999. The lower interest in 2001 versus 2000 was due to the lower level of debt during the year as compared to the prior year. The interest expense was higher versus 1999 as the acquisition debt did not appear on the balance sheet until after the middle of 1999.

Income tax expense is significantly less than the statutory amount due to the utilization of net operating loss carryforwards in each of fiscal 2000 and 1999.

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

               Quarterly earnings summary (unaudited):

                                                                          Basic    Diluted
                                          Net      Gross        Net     Earnings   Earnings
                                         Sales    Margin     Earnings   Per Share  Per Share
                                     ----------  ----------  ---------  ---------  ---------
                 FISCAL 2001:

                 First quarter       $6,575,040  $1,441,427  $  66,810    $  .03     $  .03
                 Second quarter       5,370,556   1,103,795   (275,692)     (.11)      (.11)
                 Third quarter        5,140,495   1,000,425   (315,234)     (.13)      (.13)
                 Fourth quarter       3,791,090     308,596   (669,074)     (.27)      (.27)

                 FISCAL 2000:

                 First quarter       $7,294,952  $1,027,357  $  50,674    $  .02     $  .02
                 Second quarter       7,710,690   1,098,074   (223,164)     (.09)      (.09)
                 Third quarter        9,085,495   1,873,792    602,817       .24        .23
                 Fourth quarter       8,065,830   1,412,029    208,917       .08        .08




                                    PART III

               Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, except that portion of Item 10 relating to Executive Officers of the Registrant (which is included in Part I, Item 4A), as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 26, 2001 and such information required by such items is incorporated herein by reference from the proxy statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

               (a)  Documents filed as part of this report:

                    1. Consolidated Financial Statements: Reference is made to the Index to
                        Consolidated Financial Statements (page 17) hereinafter contained for all
                        Consolidated Financial Statements.

                    2.  Financial Statement Schedules:
                        Schedule II - Valuation and Qualifying Accounts - page 30 Schedules not listed above have been omitted, because they are either not applicable or not material, or the required information is included in the financial statements or related notes.

                    3.  Exhibits.

                        Exhibit                                                        Page
                           No.                      Description                         No.
                        --------   ---------------------------------------------    ---------
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

                        Exhibit                                                        Page
                           No.                      Description                         No.
                        --------   ---------------------------------------------    ---------

                          10.5     Amendment dated January 9, 1997 to the
                                   employment agreement between the Registrant and Michael J. Pudil incorporated by reference from Exhibit 10 of the Registrant's
                                   Form 10-Q for the quarter ended February 23, 1997.

                          10.6     Stock Purchase Agreement dated August 6,
                                   1999, between William D. Bowman and the
                                   Registrant incorporated by reference from
                                   Exhibit 2.1 of Form 8-K filed August 21,
                                   1999.

                          10.7     Stock Purchase Agreement dated February 15,
                                   1999 between Rodney Winter and the Registrant incorporated by reference from Exhibit 2.1 of Form 8-K filed February 28, 1999.

                          10.8 Employment (change in control) Agreement between Michael J. Pudil and Registrant dated
                                   January 11, 2001 incorporated by reference from Exhibit 10.1 of the Registrants Form
                                   10-Q for the quarter ended May 27, 2001.

                          10.9 Employment (change in control) Agreement between Paul D. Sheely and Registrant dated
                                   January 11, 2001 incorporated by reference from Exhibit 10.2 of the Registrants Form
                                   10-Q for the quarter ended May 27, 2001.

                          10.10    Purchase Agreement between DRB#8 and
                                   Registrant incorporated by reference from
                                   Exhibit 10.1 of the Registrants Form 8-K filed June 25, 2001.

                          10.11    Sixth Amendment to Amended and Restated Credit
                                   Agreement dated April 1, 2000.

                          23.1     Consent of Ernst & Young LLP.

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

DATE:  November 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                 Title                             Date
         ---------                                 -----                             ----

/s/ Michael J. Pudil                    President, Chief Executive Officer,    November 19, 2001
-------------------------------------   Director
Michael J. Pudil


/s/ Paul Baszucki                       Director                               November 19, 2001
-------------------------------------
Paul Baszucki


/s/ Melvin L. Katten                    Director                               November 19, 2001
-------------------------------------
Melvin L. Katten


/s/ George J. Martin                    Director                               November 19, 2001
-------------------------------------
George J. Martin


/s/ Eugene J. Mora                      Director                               November 19, 2001
-------------------------------------
Eugene J. Mora

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                            Page
                                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                               16
Consolidated Balance Sheets - August 26, 2001 and August 27, 2000                            17
Consolidated Statements of Income - Years Ended August 26, 2001,
   August 27, 2000 and August 29, 1999                                                       18
Consolidated Statements of Stockholders' Equity - Years Ended
   August 26, 2001, August 27, 2000 and August 29, 1999 19 Consolidated
Statements of Cash Flows - Years Ended August 26, 2001,
   August 27, 2000 August 29, 1999                                                           20
Notes to Consolidated Financial Statements                                                   21

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                              30

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
WSI Industries, Inc.

We have audited the accompanying consolidated balance sheets of WSI Industries, Inc. and subsidiaries as of August 26, 2001 and August 27, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended August 26, 2001, August 27, 2000 and August 29, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and subsidiaries as of August 26, 2001 and August 27, 2000, and the consolidated results of their operations and their cash flows for the years ended August 26, 2001, August 27, 2000 and August 29, 1999 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       ERNST & YOUNG LLP


Minneapolis, Minnesota
October 12, 2001

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 26, 2001 AND AUGUST 27, 2000
--------------------------------------------------------------------------------

                                                                      2001           2000
                                                                      ----           ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $       8,292  $      6,300
  Accounts receivable, less allowance for doubtful
    accounts of $27,500 at each year-end                              1,778,969     3,713,198
  Inventories                                                         1,584,415     2,738,346
  Prepaid and other current assets                                      101,879       148,206
                                                                  -------------  ------------
        Total current assets                                          3,473,555     6,606,050

PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 4):
  Land                                                                       --        66,906
  Buildings and improvements                                                 --     5,198,081
  Machinery and equipment                                            16,779,167    16,347,768
                                                                  -------------  ------------
                                                                     16,779,167    21,612,755
  Less accumulated depreciation                                      10,087,807    10,957,059
                                                                  -------------  ------------
        Total property, plant, and equipment                          6,691,360    10,655,696

INTANGIBLE ASSETS:
  Goodwill and related acquisition costs net of
    accumulated amortization of $711,605 and
    $374,244 at each year-end                                         6,173,158     6,169,919
                                                                  -------------  ------------
                                                                  $  16,338,073  $ 23,431,665
                                                                  =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility (Note 3)                              $          --  $    369,134
  Trade accounts payable                                                687,426     2,041,089
  Accrued compensation and employee withholdings                        445,693       857,739
  Accrued real estate taxes                                                  --       151,230
  Miscellaneous accrued expenses                                        425,330       229,719
  Current portion of long-term debt (Note 3)                          2,916,061     1,236,460
                                                                  -------------  ------------
        Total current liabilities                                     4,474,510     4,885,371

Long-term debt, less current portion (Note 3)                         4,111,462     9,601,003


COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY  (Note 5):
  Common stock, par value $.10 a share; authorized
    10,000,000 shares; issued and outstanding
    2,465,229 shares                                                    246,523       246,523
    Capital in excess of par value                                    1,640,934     1,640,934
  Retained earnings                                                   5,864,644     7,057,834
                                                                  -------------  ------------
         Total stockholders' equity                                   7,752,101     8,945,291
                                                                  -------------  ------------
                                                                  $  16,338,073  $ 23,431,665
                                                                  =============  ============



See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 26, 2001, AUGUST 27, 2000 AND AUGUST 29, 1999
--------------------------------------------------------------------------------

                                                            2001          2000          1999
                                                            ----          ----          ----
Net sales (Note 8)                                    $ 20,877,181   $ 32,156,967   $  21,549,861

Cost of products sold                                   17,022,938     26,745,715      18,278,492
                                                      ------------   ------------   -------------
     Gross margin                                        3,854,243      5,411,252       3,271,369

Selling and administrative expense                       4,228,849      4,323,892       2,660,683
Pension curtailment (gain)                                      --       (353,375)             --
Gain on sale of equipment and building                    (123,279)      (395,382)             --
Severance costs                                                 --        248,506              --
Fair market value impairment of equipment                  150,859             --              --
Interest and other income                                  (32,945)       (76,223)       (157,748)
Interest expense                                           820,949        997,690         481,569
                                                      ------------   ------------   -------------
                                                         5,044,433      4,745,108       2,984,504
                                                      ------------   ------------   -------------

Income (loss) before income taxes                       (1,190,190)       666,144         286,865
Income tax expense (Note 6)                                  3,000         26,900          25,800
                                                      ------------   ------------   -------------


Net income (loss)                                     $ (1,193,190)  $    639,244   $     261,065
                                                      ============   ============   =============
Basic earnings (loss) per share                       $       (.48)  $        .26   $         .11
                                                      ============   ============   =============

Diluted earnings (loss) per share                     $       (.48)  $        .25   $         .10
                                                      ============   ============   =============

Weighted average number of common
  shares outstanding                                     2,465,229      2,461,980       2,451,836
                                                      ============   ============   =============

Weighted average number dilutive
  common shares outstanding                              2,465,229      2,535,197       2,527,299
                                                      ============   ============   =============


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                      CAPITAL                   TOTAL
                                   COMMON STOCK      IN EXCESS    RETAINED   STOCKHOLDERS'
                                SHARES      AMOUNT  OF PAR VALUE  EARNINGS      EQUITY
                              ---------   --------- ------------ ----------  -------------
BALANCE AT AUGUST 30, 1998    2,448,800   $244,880   $1,592,515  $6,157,525    $7,994,920

   Net earnings                                                     261,065       261,065
   Exercise of stock options      4,625        463        7,787                     8,250
                             ----------   --------   ----------  ----------    ----------

BALANCE AT AUGUST 29, 1999    2,453,425    245,343    1,600,302   6,418,590     8,264,235

   Net earnings                                                     639,244       639,244
   Exercise of stock options     11,804      1,180       40,632                    41,812
                             ----------   --------   ----------  ----------    ----------

BALANCE AT AUGUST 27, 2000    2,465,229   $246,523   $1,640,934  $7,057,834    $8,945,291

   Net loss                                                      (1,193,190)   (1,193,190)
                             ----------   --------   ----------  ----------    ----------

BALANCE AT AUGUST 26, 2001    2,465,229   $246,523   $1,640,934  $5,864,644    $7,752,101
                             ==========   ========   ==========  ==========    ==========


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 26, 2001, AUGUST 27, 2000 AND AUGUST 29, 1999
--------------------------------------------------------------------------------

                                                                2001         2000        1999
                                                                ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $(1,193,190)   $  639,244   $  261,065
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                          2,386,716     2,382,267    1,530,523
     Gain on sale of property, plant, and equipment
       and other assets                                      (123,279)     (393,843)     (48,164)
     Increase (decrease) in pension liability                      --      (347,437)     (32,636)
     Fair market value impairment of equipment                150,859            --           --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                1,934,229      (750,930)   1,515,192
         Inventories                                        1,153,931       753,554     (429,587)
         Prepaid and other current assets                      46,327       (75,728)     159,260
       (Decrease) increase in accounts payable
         and accrued expenses                              (1,721,328)     (245,666)    (314,294)
                                                          -----------    ----------   ----------
         Net cash provided by operating activities          2,634,265     1,961,461    2,641,359

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment             (189,928)     (483,801)    (257,897)
     Proceeds from sale of equipment and other assets       2,400,000       746,165       57,036
     Purchase of subsidiaries, net of cash assumed                 --       (27,000)  (8,704,234)
                                                            ---------    ----------  -----------
         Net cash provided by (used in) investing
           activities                                       2,210,072       235,364   (8,905,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                               5,379,844    13,021,304    6,690,399
   Payments of long-term debt                             (10,222,189)  (15,385,229)  (3,000,429)
   Issuance of common stock                                        --        41,812        8,250
                                                          -----------   -----------  -----------
     Net cash provided by (used in) financing activities   (4,842,345)   (2,322,113)   3,698,220
                                                          -----------   -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,992      (125,288)  (2,565,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  6,300       131,588    2,697,104
                                                          -----------   -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $     8,292   $     6,300  $   131,588
                                                          ===========   ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                             $   846,631   $ 1,004,800  $   420,874
     Income taxes                                               7,500        32,383       45,361
   Noncash investing and financing activities:
     Acquisition of machinery through capital lease           322,671       432,625      980,250
     Acquisition related debt                                 340,600       750,000    5,206,657



See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 26, 2001, AUGUST 27, 2000 AND AUGUST 29, 1999
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year - WSI Industries, Inc. and Subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2001, 2000 and 1999 each consisted of 52 weeks.

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

      Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of $263,372 and $131,789 at August 26, 2001 and August 27, 2000, respectively.

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

      During 2001, the Company determined that some excess equipment that is currently on consignment to be sold was worth less than its net book value. The Company has written the book value of the related equipment to its estimated net realizable value. In 2001, the Company recognized $150,000 in expense related to this impairment.

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

      Recently Issued Accounting Standards - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The Company will adopt the standards in the first quarter of fiscal 2002. The Company has determined the impact of Statement 142 will be a reduction of $344,000 per year in amortization expense.

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

      The Taurus consideration was allocated to assets and liabilities based on fair values as follows:

         Net assets acquired                                $ 4,535,000
         Goodwill and other intangible assets                 2,713,000
                                                            -----------
                                                            $ 7,248,000
                                                            ===========

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

      The Bowman consideration was allocated to assets and liabilities based on fair values as follows:

           Net assets acquired                                $ 4,560,000
           Goodwill and other intangible assets                 3,054,000
                                                              -----------
                                                              $ 7,614,000
                                                              ===========

      In fiscal 2001, 2000 and 1999, contingent payments were earned in the amount of $1,090,000 and were included in goodwill.

      Goodwill and other intangible assets are being amortized over their estimated useful lives of 20 years on a straight-line basis. Amortization for the years ended August 26, 2001, August 27, 2000 and August 29, 1999 was $337,361, $291,950 and $82,300, respectively.

      The following table shows the unaudited pro forma consolidated results of operations for fiscal 1999 as if both Taurus and Bowman had been acquired as of the beginning of that period:

                                        Unaudited Pro Forma Consolidated Results
                                                     Year Ended
                                        ----------------------------------------
                                                  August 29, 1999
                                                  ---------------
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

3.    DEBT

      Long-term debt consisted of the following:

                                                   August 26, 2001  August 27, 2000
                                                   ---------------  ---------------
      Bank term debt                                  $ 1,142,856      $ 2,771,428
      Mortgage note payable                                    --        2,333,332
      Subordinated promissory notes                     3,597,256        3,256,657
      Capitalized lease obligations (Note 4)            2,287,411        2,476,046
                                                      -----------      -----------
                                                        7,027,523       10,837,463
      Less current portion                              2,916,061        1,236,460
                                                      -----------      -----------
      Long-term debt                                  $ 4,111,462      $ 9,601,003
                                                      ===========      ===========

      During fiscal 1999, the Company renegotiated its term debt and its line of credit with the same bank with which the Company previously had its debt and line of credit. The agreement requires principal payments of $52,381 per month on the Term Note with the agreement expiring on March 31, 2002. Interest on the term debt is calculated at the bank's base rate (6.50% at August 26, 2001 and 9.50% at August 27, 2000) plus .75% and is also paid monthly.

      During fiscal 1999, the Company obtained a mortgage with the same bank with which it currently has its term debt and line of credit facility. The agreement required monthly principal payments of $13,889. Interest on the mortgage was calculated at the bank's base rate plus 1.0% and was paid monthly. The entire balance was paid off June 12, 2001 after the sale of the building securing the mortgage.

      Interest on the line of credit is at the bank's base rate plus 0.5 percentage points (6.5% at August 26, 2001). The line expires March 31, 2002. The agreement provides for secured borrowing of up to $3,000,000; however, the Company is charged an annual unused credit line fee of 0.5%. At August 26, 2001 there was no balance outstanding.

      Restrictive provisions of the agreement require, among other provisions, that the Company (1) maintain a net worth of not less than $7,000,000, (2) maintain a ratio of liabilities to net worth not greater than 4.0 to 1.0,
      (3) limit capital expenditures to $3,000,000 in each fiscal year with no more than $1,000,000 coming from its line of credit and (4) maintain a defined cash flow coverage ratio of no less than 1.1 to 1.0. Cash dividends are fully restricted. At August 26, 2001 and August 27, 2000, the Company was in compliance with the various covenants of the credit agreement.
      The notes, line of credit and capital leases are collateralized by the receivables, inventories, and property, plant, and equipment of the Company.

      In connection with the acquisitions of Bowman Tool & Machining, Inc. and Taurus Numeric Tool, Inc., the Company entered into Subordinated Promissory Notes with the sellers of the respective companies. The agreements call for quarterly interest payments at 7.75%. The note in connection with the Bowman transaction is due in three equal annual installments commencing August 6, 2002. The note in connection with the Taurus transaction is also due in three equal annual installments commencing February 15, 2002. The notes are subordinated to all bank debt, but are collateralized by equipment. Also in connection with the acquisitions, both sellers had contingent payments that they could earn if certain sales or profitability targets were met. In fiscal 2000 the seller of Bowman met his first contingent payment and $750,000 was added to his subordinated promissory note effective August 6, 2000. In fiscal 2001, the Company calculated that the seller of Bowman earned an additional $340,600 which was added to his subordinated promissory note effective January 21, 2001.

      Maturities of long-term debt, excluding capital lease obligations, for the fiscal years subsequent to August 26, 2001 are as follows:

                     2002             $2,341,942
                     2003              1,199,086
                     2004              1,199,084
                                      ----------
                                      $4,740,112
                                      ==========

4.    COMMITMENTS

      Leases - Included in the consolidated balance sheet at August 26, 2001 are cost and accumulated depreciation on equipment subject to capitalized leases of $6,174,337 and $3,916,359, respectively. At August 27, 2000, the amounts were $5,851,666 and $3,143,779, respectively.

      The present value of the net minimum payments on capital leases as of August 26, 2001 is as follows:

                                                                       Capital
                                                                        Leases
                                                                      ----------
      Fiscal years ending August:
        2002                                                          $  742,227
        2003                                                             614,580
        2004                                                             572,121
        2005                                                             470,201
        2006                                                             178,707
        Thereafter                                                       165,333
                                                                      ----------
      Total minimum lease payments                                     2,743,169
      Less amount representing interest                                  455,758
                                                                      ----------
      Present value of net minimum lease payments                      2,287,411
      Current portion                                                    574,119
                                                                      ----------
      Capital lease obligation, less current portion                  $1,713,292
                                                                      ==========

      The Company leases its Taurus facility under an operating lease that expires in February, 2002 with a monthly base rent of $8,900. Operating expenses and real estate taxes are paid by the Company.

      The Company also leases its Bowman facility under a lease that expires in February, 2002 for $10,000 per month and is also responsible for operating expenses and real estate taxes. The Company also rents a storage warehouse on a month-to-month basis for $2,750 per month.

      The Company leases its corporate office on a month-to-month basis with 60 days notice required, for a monthly base rent of $3,685. The Company also has various equipment leases that expire in 2002.

      Future minimum lease payments for operating leases are:

      Fiscal years ending August:
        2002                                                     $  101,100
                                                                 ----------
      Total minimum lease payments                               $  101,100
                                                                 ==========

      Rent expense of approximately $437,000, $386,000, and $67,000 have been charged to operations for the years ended August 26, 2001, August 27, 2000 and August 29, 1999, respectively.

5.    STOCK OPTIONS

      Stock Options - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

      In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. At August 26, 2001, 111,666 shares remained reserved and available for grant under the plan.

      Option transactions during the three years ended August 26, 2001 are summarized as follows:

                                                  1987 Stock                1994 Stock
                                                  Option Plan               Option Plan
                                             --------------------        -----------------
                                                         Average                   Average
                                             Shares       Price          Shares     Price
                                             ------      --------        ------    -------
      Outstanding at August 30, 1998         128,000     $   2.32        134,000   $  4.58
        Granted                                   --                     125,000      4.99
        Lapsed                                    --                          --
        Exercised                             (5,000)        2.06             --
                                             -------                    --------

      Outstanding at August 29, 1999         123,000         2.33        259,000      4.78
        Granted                                   --                      55,000      4.13
        Lapsed                                (5,000)        3.63         (9,000)     4.56
        Exercised                                 --                     (13,500)     3.62
                                             -------                    --------

      Outstanding at August 27, 2000         118,000         2.26        291,500      4.71
        Granted                                                           59,000      2.97
        Lapsed                                (9,000)        2.60        (34,000)     4.23
                                             -------                    --------

      Outstanding at August 26, 2001         109,000     $   2.20        316,500   $  4.44
                                             =======                    ========


      The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS
      123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 2001, fiscal 2000 and fiscal 1999 as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.

                                       2001             2000            1999
                                       ----             ----            ----
      Dividend yield                    None             None            None
      Expected volatility              55.7%           38.6%            47.7%
      Risk free interest rate           5.5%            6.0%             6.0%
      Expected term                  10 years         10 years         10 years


      The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                  Years ended
                                            -------------------------------------------------------
                                            August 26, 2001      August 27, 2000   August 29, 1999
                                            ---------------      ---------------   ---------------
    Net Income (loss):
       As reported                           $(1,193,190)         $    639,244       $    261,065
       Pro forma                             $(1,417,714)         $    383,094       $     71,632

    Income (loss) per basic common share:
       As reported                           $      (.48)         $        .26       $        .11
       Pro forma                             $      (.58)         $        .16       $        .03

      Income per diluted common share:
         As reported                         $      (.48)         $        .25       $        .10
         Pro forma                           $      (.58)         $        .15       $        .03

      As of August 26, 2001, there were 152,000 options outstanding with exercise prices between $2.00 and $2.94, 165,500 options outstanding with exercise prices between $3.00 and $4.75, and 108,000 options outstanding with exercise prices between $5.50 and $6.13. At August 26, 2001, outstanding options had a weighted-average remaining contractual life of 5 years.

      The numbers of options exercisable as of August 26, 2001, August 27, 2000 and August 29, 1999 were 348,500, 304,920, and 251,171 respectively, at weighted average share prices of $3.88, $3.81, and $3.50 per share, respectively.

      The weighted average fair value of options granted during the years ended August 26, 2001, August 27, 2000 and August 29, 1999 was $2.97, $2.39, and
      $4.99 per share, respectively.

6.    INCOME TAXES

      Income tax expense (benefit) consisted of the following:

                                                              Years Ended
                                            -----------------------------------------------
                                             August 26,         August 27,       August 29,
                                               2001                2000            1999
                                               ----                ----            ----
      Currently payable:
        Federal                             $      --         $   20,000        $   17,500
        State                                   3,000              6,900             8,300
                                            ---------         ----------        ----------
                                                3,000             26,900            25,800
      Deferred:
        Federal                                    --                 --                --
        State                                      --                 --                --
                                            ---------         ----------        ----------
        Total                               $   3,000         $   26,900        $   25,800
                                            =========         ==========        ==========

      A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                                         Years Ended
                                                          ----------------------------------------
                                                           August 27,    August 29,    August 30,
                                                              2001          2000          1999
                                                              ----          ----          ----
      Ordinary federal income tax statutory rate              (35.0)%         35.0         35.0%
      Limitation on (utilization of) tax assets                35.0          (32.0)        (28.9)
      State income taxes, net of federal tax benefit             .3            1.0           2.9
                                                            -------        -------       -------
      Taxes provided                                             .3%           4.0%          9.0
                                                            =======        =======       =======

      Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                     Year ended              Year ended
                                                   August 26, 2001         August 27, 2000
                                                   ---------------         ---------------
      DEFERRED TAX ASSETS
      Accrued liabilities                           $       21,746         $        31,098
      Inventory valuation accruals                          89,547                  44,808
      Net operating loss carryforwards                   1,043,878                 633,987
      Tax credit carryforwards                             530,265                 530,265
      Other                                                201,118                 136,238
                                                    --------------         ---------------
                                                         1,886,554               1,376,396
      DEFERRED TAX LIABILITIES
      Tax depreciation and amortization
      greater than book                                    586,294                 460,279
                                                    --------------         ---------------
      Net deferred tax assets                            1,300,260                 916,117
      Valuation allowance                               (1,300,260)               (916,117)
                                                    --------------         ---------------
                                                    $           --         $            --
                                                    ==============         ===============

      As of August 26, 2001, the Company had federal net operating loss carryforwards of approximately $2,963,000 of which $1,324,000 will expire in fiscal years 2008 and 2009, $415,000 in 2011 and $1,106,000 in 2016.
      Also as of August 26, 2001, the Company had $478,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

7.    EMPLOYEE BENEFITS

      The Company terminated its non-contributory pension plan effective February 1, 2000. Participants were given the choice of receiving their benefit by either taking a lump sum distribution, rolling their benefit over to another qualified plan or receiving a monthly annuity from an insurance company. At August 26, 2001 all assets of the Plan had been distributed.

      Net periodic pension cost consisted of the following:

                                                                    Years Ended
                                                          ----------------------------
                                                               2000            1999
                                                               ----            ----
      Service cost - benefits earned during the year      $   128,699     $   119,314
      Interest cost on projected benefit obligation           566,664         509,347
      Actual return on plan assets                           (712,904)       (661,377)
      Net amortization and deferral                            24,969          (1,339)
                                                          -----------     -----------
      Net periodic pension cost                           $     7,428     $   (34,055)
                                                          ===========     ===========

      The Company has a management incentive compensation plan for certain key employees designated annually by a committee of the Board of Directors. The amount of incentive compensation for eligible participants is contingent on attaining minimum pre-tax earnings and individual performance objectives.

      The Company and its two operating subsidiaries, Bowman Tool & Machining, Inc and Taurus Numeric Tool, Inc. merged their retirement savings 401(k) plans into one consolidated plan effective January 1, 2000. All employees are eligible to participate. Contributions charged to operations for fiscal 2001, 2000, and 1999, were approximately $151,383, $146,184 and
      $51,954, respectively.

8.    INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

      The Company had sales to four customers which exceeded 10 percent of total sales during any one of fiscal years 2001, 2000 or 1999 as listed below:

                                             Fiscal Year Sales
                   ----------------------------------------------------------

                   Customer           2001            2000           1999
                   --------           ----            ----           ----
                       #1        $11,493,000     $17,084,000     $11,748,000
                       #2          2,510,000       3,406,000       2,884,000
                       #3          2,265,000       2,970,000       2,682,000
                       #4            729,000       3,108,000       1,112,000

9.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                   2001              2000             1999
                                                   ----              ----             ----
      Net Income (Loss)                        $(1,193,190)      $   639,244      $   261,065
                                               ===========       ===========      ===========
      Denominator for earnings per share:

        Weighted average shares;
        denominator for basic earnings
        per share                                2,465,229         2,461,980        2,451,836

        Effect of dilutive securities;
        employee and nonemployee options                --            73,217           75,463
                                               -----------       -----------      -----------

        Dilutive common shares;
        denominator for diluted earnings
        per share                                2,465,229         2,535,197        2,527,299

      Basic (loss) income per share            $      (.48)      $       .26      $       .11
                                               ===========       ===========      ===========

      Dilutive income (loss) per share         $      (.48)      $       .25      $       .10
                                               ===========       ===========      ===========

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                            BALANCE AT        NET ADDITIONS                        BALANCE AT
                             BEGINNING         CHARGED TO              NET           END OF
     DESCRIPTION             OF PERIOD      COST AND EXPENSES      DEDUCTIONS        PERIOD
     -----------           -----------      -----------------     -----------      ----------
Reserves deducted from assets to which it applies:

   ALLOWANCE FOR
     DOUBTFUL
     ACCOUNTS:


   Year ended
     August 29, 1999       $     25,000       $      2,500(2)      $       0       $     27,500
                           ============       ============         =========       ============

   Year ended
     August 27, 2000       $     27,500       $          0         $       0       $     27,500
                           ============       ============         =========       ============

   Year ended
     August 26, 2001       $     27,500       $          0         $       0       $     27,500
                           ============       ============         =========       ============

   ALLOWANCE FOR
     EXCESS OR
     OBSOLETE
     INVENTORY:


   Year ended
     August 29, 1999       $    155,000       $          0         $      0        $   155,000
                           ============       ============         ========        ===========

   Year ended
     August 27, 2000       $    155,000       $     74,717         $ 97,928(1)     $   131,789
                           ============       ============         ========        ===========

   Year ended
     August 26, 2001       $    131,789       $    131,583         $      0(1)     $   263,372
                           ============       ============         ========        ===========

----------

(1)  Write-offs of excess or obsolete inventory.

(2) Additional amount assumed due to the acquisition of Taurus Numeric Tool, Inc.