Form 10-Q
period 2001-11-25
WSI INDUSTRIES INC
filed 2002-01-09
CIK 104897

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

For the quarterly period ended              November 25, 2001
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


For the transition period from                        to
                                ----------------------  ------------------------

Commission File Number              0-619
                       -----------------------------------

                              WSI Industries, Inc.
             -------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


         Minnesota                                              41-0691607
--------------------------------                           -------------------
(State or other jurisdiction of                            (I. R. S. Employer
  incorporation of organization)                           Identification No.)

        Wayzata, Minnesota                                         55391
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (952) 473-1271
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     2,465,229 Common Shares were outstanding as of December 31, 2001.


================================================================================

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page No.
                                                                            -------
PART I.   FINANCIAL INFORMATION:

       Item 1. Financial Statements

               Consolidated Balance Sheets November 25, 2001 (Unaudited)
               and August 26, 2001                                             3

               Consolidated Statements of Operations
               Thirteen weeks ended November 25, 2001 and
               November 26, 2000 (Unaudited)                                   4

               Consolidated Statements of Cash Flows
               Thirteen weeks ended November 25, 2001 and
               November 26, 2000 (Unaudited)                                   5

               Notes to Consolidated Financial Statements (Unaudited)    6, 7, 8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9, 10

       Item 3. Quantitative and Qualitative Disclosure about Market Risk      10

PART II.  OTHER INFORMATION:

       Item 3. Defaults upon Senior Securities                                11

       Item 7. Exhibits and Reports on Form 8-K                               11

       Signatures                                                             11

Part I. Financial Information

        Item I.  Financial Statements


                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS                                                             NOVEMBER 25,   AUGUST 26,
                                                                       2001          2001
                                                                  -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $       6,853  $      8,292
  Accounts receivable                                                 1,701,618     1,778,969
  Inventories                                                         1,598,218     1,584,415
  Prepaid and other current assets                                       79,940       101,879
                                                                  -------------  ------------
        Total current assets                                          3,386,629     3,473,555

Property, plant and equipment, net                                    6,799,168     6,691,360

Intangible assets, net                                                6,173,158     6,173,158
                                                                  -------------  ------------
                                                                  $  16,358,955  $ 16,338,073
                                                                  =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit facility                                       $      89,915  $         --
  Trade accounts payable                                                867,586       687,426
  Accrued compensation and employee withholdings                        303,690       445,693
  Miscellaneous accrued expenses                                        265,884       425,330
  Current portion of long-term debt                                   2,820,015     2,916,061
                                                                  -------------  ------------
        Total current liabilities                                     4,347,090     4,474,510

Long-term debt, less current portion                                  4,506,767     4,111,462


STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 a share; authorized
    10,000,000 shares; issued and outstanding 2,465,229 shares          246,523       246,523
    Capital in excess of par value                                    1,640,934     1,640,934
  Retained earnings                                                   5,617,641     5,864,644
                                                                  -------------  ------------
         Total stockholders' equity                                   7,505,098     7,752,101
                                                                  -------------  ------------
                                                                  $  16,358,955  $ 16,338,073
                                                                  =============  ============

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                           13 weeks ended
                                                                     --------------------------
                                                                     November 25,  November 26,
                                                                          2001         2000
                                                                     ------------  ------------
Net sales                                                            $  3,811,208  $  6,575,040

Cost of products sold                                                   3,371,017     5,133,613
                                                                     ------------  ------------

    Gross margin                                                          440,191     1,441,427

Selling and administrative expense                                        547,932     1,139,174
Interest and other income                                                  (3,297)      (13,037)
Interest and other expense                                                142,559       245,480
                                                                     ------------  ------------
Earnings (loss) from operations
  before income taxes                                                    (247,003)       69,810

Income tax expense                                                             --         3,000
                                                                     ------------  ------------

Net earnings (loss)                                                  $   (247,003) $     66,810
                                                                     ============  ============

Basic earnings (loss) per share                                      $       (.10) $       0.03
                                                                     ============  ============

Diluted earnings (loss) per share                                    $       (.10) $       0.03
                                                                     ============  ============

Weighted average number of
  common shares                                                         2,465,229     2,465,229
                                                                     ============  ============

Weighted average number of
  common and dilutive potential
  common shares                                                         2,465,229     2,510,697
                                                                     ============  ============




See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    13 weeks ended
                                                              --------------------------
                                                              November 25,  November 26,
                                                                  2001         2000
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                       $ (247,003)   $    66,810
        Adjustments to reconcile net earnings to net cash
           provided by operating activities:
           Depreciation and amortization                         489,969        610,379
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable             77,350      1,062,444
           (Increase) decrease in inventories                    (13,802)       619,544
           (Increase) decrease in prepaid expenses                21,939          8,248
           Increase (decrease) in accounts payable and
              accrued expenses                                  (121,289)      (935,553)
                                                              ----------    -----------
        Net cash provided by operations                          207,164      1,431,872

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                         --       (112,386)
                                                              ----------    -----------
        Net cash provided by (used in) investing activities           --       (112,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term debt and revolving facility           (208,603)    (1,187,597)
                                                              ----------    -----------
        Net cash provided by (used in) financing activities     (208,603)    (1,187,597)
                                                              ----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,439)       131,889

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     8,292          6,300
                                                              ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD          $    6,853    $   138,189
                                                              ==========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                              $  143,959    $   249,438
        Income taxes                                          $        0    $     7,500

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of machinery through capital lease            $  606,618    $        --



See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.      CONSOLIDATED FINANCIAL STATEMENTS:

               The consolidated balance sheet as of November 25, 2001, the consolidated statements of operations for the thirteen weeks ended November 25, 2001 and November 26, 2000 and the consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

               The balance sheet at August 26, 2001 is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.



2.      DEBT AND LINE OF CREDIT:

               Pursuant to the Bowman transaction, the Company amended its credit and security agreement with its bank. The amended agreement calls for a term loan in the principal amount of $4,400,000 and a revolving credit facility in the maximum amount of $3,000,000 and expires March 31, 2002. Interest is accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility. Each facility has a LIBOR rate option. The term loan is payable in equal monthly installments of $52,381 of principal commencing August 31, 1999. At November 25, 2001, the outstanding balance on the term loan was $986,000 while the balance on the revolving facility was $90,000. All amounts have been classified as current due to the agreement expiring in less than one year. The fair value of the term debt is estimated to be its carrying value since the debt has a variable interest rate.

             The Company was not in compliance with one of its covenants in connection with the above credit and security agreement and has received a Notice of Default from the bank. The Company is currently working with the bank to obtain a waiver of the violated covenant. All amounts due to the bank under the above agreement have been classified as current liabilities.

               The Company also entered into Subordinated Promissory Notes with both of the former owners of Taurus and Bowman in the total amount of $3,597,000. The notes bear interest at 7.75% with interest payable quarterly. Principal payments are due in three equal installments commencing annually on February 15, 2002 for the Taurus related note and August 6, 2002 for the Bowman related note.

               With each acquisition the prior owners were able to earn additional amounts based on various sales and profitability targets as outlined below:

               Taurus acquisition: one potential contingent payment was based on profitability of the Taurus operation after acquisition for the period February 15, 1999 to February 15, 2000 - no amount was earned.

               Bowman acquisition: two potential contingent payments. The first contingent payment was based on the Bowman operation attaining certain sales levels after the acquisition during the period August 6, 1999 to August 6, 2000 - $750,000 was earned and added to both goodwill and the balance of the Subordinated Promissory Note. The second and last contingent payment was based on the Bowman operation meeting certain profitability targets for the period January 24, 2000 to January 21, 2001 - the Company calculated that approximately $340,600 was earned and that amount was added to both goodwill and the balance of the Subordinated Promissory Note. The contingent payment terms were detailed in the purchase agreements and did not require continued employment of the former principals to be earned.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Thirteen weeks ended
                                               ----------------------------------
                                                November 25,         November 26,
                                                    2001                  2000
                                               -------------         ------------
Numerator for basic and diluted earnings
  per share:
    Net Earnings (loss)                        $  (247,003)          $     66,810
                                               ===========           ============

Denominator:
    Denominator for basic earnings
    per share - weighed average shares           2,465,229              2,465,229

    Effect of dilutive securities:
      Employee/and non-employee options                 --                 45,468
                                               -----------           ------------

    Dilutive common shares
      Denominator for diluted earnings
      per share                                  2,465,229              2,510,697
                                               ===========           ============

Basic earnings (loss) per share                $      (.10)          $       0.03
                                               ===========           ============

Diluted earnings (loss) per share              $      (.10)          $       0.03
                                               ===========           ============

4.   GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Effective with the August 27, 2001 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The company has not yet performed its transitional impairment test in conjunction with the adoption of FAS 142.

     Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:


                                                       November 25,            August 26,
                                                           2001                   2001
                                                      -------------            ----------
Goodwill                                                 $6,329,763            $6,329,763
Less accumulated amortization                               647,609               647,609
                                                         ----------            ----------
                                                         $5,682,154            $5,682,154
                                                         ==========            ==========
Other identifiable intangibles:
     Organization Costs                                  $  555,000            $  555,000
     Less accumulated amortization                           63,996                63,996
                                                         ----------            ----------
                                                         $  491,004            $  491,004
                                                         ==========            ==========

     With the adoption of FAS 142 the Company ceased amortization of goodwill as of August 27, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                       November 25,          November 26,
                                                           2001                  2000
                                                      -------------          ------------
Reported net (loss)/income attributed to
     common shareholder                               $    (247,003)          $    66,810

Add back goodwill amortization                                   --                82,200
                                                      -------------           -----------
Adjusted net (loss) income attributed to
common shareholders                                   $    (247,003)          $   149,010
                                                      =============           ===========

Basic and diluted net (loss) income per share:
     Reported net income (loss) attributed to
          common shareholders                         $         .03           $      (.10)

     Goodwill amortization                            $         .03           $        --
                                                      -------------           -----------
Adjusted net (loss) income
attributed to common shareholders                     $         .06           $      (.10)
                                                      =============           ===========

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

               Net sales were $3,811,200 for the quarter ending November 25, 2001, a decrease of 42% or $2,763,800 from the same period of the prior year. The drop was due in large part to the continued softness in the agriculture market, although there was a slowdown in the aerospace/avionics markets after the events of September 11, 2001. The Company expects the aerospace/avionics market to remain soft for the foreseeable future.

               Gross margin decreased to 12% versus 22% in the year ago period. Gross margin was negatively affected primarily due to volume related issues.

               Selling and administrative expense of $548,000 was $591,000 lower than in the prior year period. The amount was lower in fiscal 2002 in part due to the carrying cost of the Long Lake, Minnesota facility included in selling and administrative expense in fiscal 2001, but not in fiscal 2002 as the building has been sold. The amount of the expense included in selling and administrative expense related to the facility in fiscal 2001 was $89,000. In fiscal 2002, the Company also reversed $159,000 in profit sharing accrual, as it was determined that no amounts will be paid in relation to calendar year 2001 wages. Selling and administrative expense was also lower in fiscal 2002 due to the elimination of goodwill amortization of $82,000 as discussed in Footnote 4.

               Interest expense in fiscal 2002 was $143,000, which was $102,000 less than the fiscal 2001 amount of $245,000. The decrease was due to in large part to the reduced levels of debt in fiscal 2002, with $ 61,000 of the decrease being directly attributable to the paid-off mortgage on the above-mentioned Long Lake, Minnesota facility.

               The Company has not recorded the benefit of net operating losses and other net deductible temporary differences in the consolidated statement of operations due to the fact that the Company has not been able to establish that it is more likely than not that the tax benefits will be realized.

Liquidity and Capital Resources:

               On November 25, 2001, working capital was a negative $960,000 compared to a negative $1,001,000 at August 26, 2001. The ratio of current assets to current liabilities at November 25, 2001 and August 26, 2001 was .78 to 1.0 at the end of both periods.

               As described previously in the Notes to Consolidated Statements, the Company amended its credit and security agreement with its bank on August 6, 1999. Currently, the Company owes $986,000 on its term loan facility and $90,000 on its revolving facility. The revolving facility had $1,599,000 of availability at November 25, 2001. The term loan carries an interest rate at prime plus .75%. The revolver rate is at prime plus .50%. The Company has paid down almost $3,400,000 on its term facility since its inception in August 1999.

               As discussed in the Notes to Consolidated Statements, the Company was not in compliance with one of its covenants and has received a Notice of Default from the bank. The Company is currently working with the bank to obtain a waiver of the violated covenant, which the Company anticipates it will receive. The Company has made all required principal and interest payments to the bank in connection with the credit and security agreement. All amounts owed under this agreement have been classified as current liabilities.

               As also described in the Notes, the Company entered into a subordinated promissory note with the former owner of Taurus for $1,663,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002. The Company also has a subordinated promissory note of $1,934,000 with the former owner of Bowman. Interest is accrued at 7.75% payable quarterly with principal payments due in equal installments commencing August 6, 2002.

               Total capitalized lease debt of $2,744,000 on November 25, 2001 was $456,000 higher than on August 27, 2001. The increase resulted from a new lease on equipment of $606,000 offset by payments on the existing leases.

               The Company believes that its internally generated funds will be sufficient to make all debt payments, and that once it gets back into compliance and obtains an extension or a new senior banking agreement, the Company will be able to make all required subordinated debt payments. However, there is no assurance that the current senior debt holder or a new senior debt lender will allow the required subordinated debt payments to be made.

Cautionary Statement:

               Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs;
        (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates, principally the agricultural industry, could have an adverse effect on the demand for Company services, (iv) the Company's ability to obtain waivers with respect to certain covenant defaults, and
        (v) the Company's ability to obtain bank financing after the current agreement expires. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     1.      Not applicable.

PART II.  OTHER INFORMATION:

        Item 3. Defaults upon Senior Securities

               See Notes to Consolidated Financial Statements Footnote 2 and
        Item 2 "Management Discussion of Financial Condition and Results of Operations" regarding defaults under the Company's Credit and Security Agreement.

        Item 7. Exhibits and Reports on Form 8-K:

                A.   None




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WSI INDUSTRIES, INC.



Date:  January 9, 2002                 /s/ Michael J. Pudil
                                       -----------------------------------------
                                       Michael J. Pudil, President & CEO



Date:  January 9, 2002                 /s/ Paul D. Sheely
                                       -----------------------------------------
                                       Paul D. Sheely, Vice President & CFO