Form 10-Q
period 2002-02-24
WSI INDUSTRIES INC
filed 2002-04-10
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ----      EXCHANGE ACT OF 1934

For the quarterly period ended               February 24, 2002
                               -------------------------------------------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ----      EXCHANGE ACT OF 1934

For  the transition period from                       to
                                ----------------------  -----------------------

Commission File Number              0-619
                       ---------------------------------------

                              WSI Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


         Minnesota                                               41-0691607
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I. R. S. Employer
  incorporation of organization)                            Identification No.)

         Wayzata, Minnesota                                        55391
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (952) 473-1271
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         2,465,229 Common Shares were outstanding as of March 31, 2002.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                                Page No.
                                                                                                --------

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets February 24, 2002(Unaudited)
                  and August 26, 2001                                                                  3

                  Consolidated Statements of Operations
                  Thirteen and Twenty-Six weeks ended February 24, 2002 and
                  February 25, 2001 (Unaudited)                                                        4

                  Consolidated Statements of Cash Flows
                  Twenty-Six weeks ended February 24, 2002 and February 25, 2001                       5

                  Notes to Consolidated Financial Statements (Unaudited)                         6, 7, 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            9, 10

PART II.  OTHER INFORMATION:

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          11

         Item 4.  Submission of Matters to a Vote of the Security Holders                             11

         Item 7.  Exhibits and Reports on Form 8-K                                                    11

         Signatures                                                                                   11

Part I.   Financial Information

         Item 1.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              FEBRUARY 24,          AUGUST 26,
ASSETS                                                                           2002                  2001
                                                                              ------------          -----------
      Current Assets:
           Cash and cash equivalents                                         $   2,009,360         $       8,292
           Accounts receivable                                                   1,322,270             1,778,969
           Inventories                                                             948,433             1,584,415
           Prepaid and other current assets                                         43,662               101,879
                                                                             -------------         -------------
               Total Current Assets                                              4,323,725             3,473,555

      Property, Plant and Equipment - Net                                        2,504,111             6,691,360

      Intangible Assets                                                          2,368,452             6,173,158
                                                                             -------------         -------------

                                                                             $   9,196,288         $  16,338,073
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
           Trade accounts payable                                            $     953,188         $     687,426
           Accrued compensation and employee withholdings                          388,250               445,693
           Miscellaneous accrued expenses                                          331,266               425,330
           Current portion of long-term debt                                     1,282,799             2,916,061
                                                                             -------------         -------------
               Total Current Liabilities                                         2,955,503             4,474,510

      Long term debt, less current portion                                       1,484,033             4,111,462


      Stockholders' Equity:
           Common stock, par value $.10 a share;
               authorized 10,000,000 shares; issued and
               outstanding 2,465,229 shares                                        246,523               246,523
               Capital in excess of par value                                    1,640,934             1,640,934
           Retained earnings                                                     2,869,295             5,864,644
                                                                             -------------         -------------
               Total Stockholders' Equity                                        4,756,752             7,752,101
                                                                             -------------         -------------
                                                                             $   9,196,288         $  16,338,073
                                                                             =============         =============

See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       13 weeks ended                        26 weeks ended
                                            ---------------------------------       -------------------------------
                                              February 24,       February 25,       February 24,      February 25,
                                                  2002               2001                 2002            2001
                                            --------------      -------------       -------------      ------------
Net sales                                   $    4,653,168      $   5,370,556       $   8,464,376       $11,945,596

Cost of products sold                            4,118,852          4,266,761           7,489,868         9,400,373
                                            --------------      -------------       -------------       -----------

Gross margin                                       534,316          1,103,795             974,508         2,545,223

Selling and administrative expense                 649,091          1,169,197           1,197,022         2,308,371
Loss on sale of subsidiary                       2,505,920                  -           2,505,920                 -
Interest and other income                           (5,207)            (5,325)             (8,504)          (18,362)
Interest and other expense                         132,858            215,615             275,419           461,096
                                            --------------      -------------       -------------       -----------
Earnings (loss) from operations
  before income taxes                           (2,748,346)          (275,692)         (2,995,349)         (205,882)

Income tax expense                                       -                  -                   -             3,000
                                            --------------      -------------       -------------       -----------

Net loss                                    $   (2,748,346)     $    (275,692)      $  (2,995,349)      $  (208,882)
                                            ==============      =============       =============       ===========

Basic and diluted loss per share            $        (1.11)      $      (0.11)      $       (1.22)      $     (0.08)
                                            ==============       ============       =============       ===========

Weighted average number of
common shares                                    2,465,229          2,465,229           2,465,229         2,465,229
                                            ==============       ============       =============       ===========



See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     26 weeks ended
                                                                            ------------------------------
                                                                             February 24,     February 25,
                                                                                 2002            2001
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                   $  (2,995,349)    $    (208,882)
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Loss on sale of subsidiary                                       2,505,919
              Depreciation and amortization                                      962,419         1,226,174
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        (522,113)        1,530,857
              (Increase) decrease in inventories                                 366,488           801,228
              (Increase) decrease in prepaid expenses                             53,506           (21,063)
              Increase (decrease) in accounts payable and
                 accrued expenses                                               (190,824)       (1,173,963)
                                                                           -------------     -------------
         Net cash provided by (used in) operations                               180,046         2,154,351

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                               6,550                 -
     Purchase of property, plant and equipment                                         -          (146,398)
     Purchase of subsidiary                                                            -          (280,600)
     Sale of subsidiary                                                        3,235,262                 -
                                                                           -------------     -------------
         Net cash provided by (used in) investing activities                   3,241,812          (426,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                               (1,420,790)       (2,008,599)
     Proceeds from issuance of long term debt                                          -           280,600
                                                                           -------------     -------------
         Net cash provided by (used in) financing activities                  (1,420,790)       (1,727,999)
                                                                           -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,001,068              (646)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     8,292             6,300
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $   2,009,360     $       5,654
                                                                           =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     266,946     $     473,484
         Income taxes                                                      $           -             7,500
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $     606,618           322,671



See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Consolidated Financial Statements:

                  The consolidated balance sheet as of February 24, 2002, the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended February 24, 2002 and February 25, 2001 and the consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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


2.       Sale of Subsidiary

                  On February 22, 2002, the Company completed the asset sale of one of its subsidiaries, Bowman Tool & Machining, Inc., to W. Bowman Consulting Company, an affiliate of the prior owner of Bowman. The Company received approximately $3.2 million in cash from the sale, with the buyer also assuming another $3.4 million in long-term debt as well as purchasing $1.2 million in accounts receivable and inventory. The buyer also assumed any remaining liabilities associated with amounts due on the non-compete and employment agreements that were a result of the original 1999 Bowman acquisition. The sale included substantially all of the assets of Bowman. The Company retained approximately $628,000 in accounts payable and accrued liabilities that were not part of the sale.

                  The sale was completed at the close of the last working day of the quarter, so the consolidated statement of operations reflect the inclusion of the entire quarter of activity for Bowman.
         Correspondingly, the balance sheet reflects the reduction of the assets and the assumption of certain debt that were a part of the sale.



3.       Debt and Line of Credit:

                  Pursuant to the Bowman sale, the Company paid off its credit and security agreement with its bank. The agreement has been terminated and no further amounts may be borrowed against it. Prior to the payoff of the credit and security agreement, the Company had been in default with relation to the agreement. During the quarter, the Company obtained a waiver of the default which it paid the bank $12,500 as a waiver fee. During the quarter interest was accrued at prime plus .75% for the term loan and prime plus .50% for the revolving credit facility.

                  The Company also has a Subordinated Promissory Note in connection with a prior acquisition in the amount of $1,663,000. The note bears interest at 7.75% payable quarterly. Principal payments are due in three annual installments commencing February 15, 2002. However, in connection with the default of the bank credit and security agreement described in the previous paragraph, the Company was prohibited from making its first payment as required on February 15, 2002. Subsequent to the end of the quarter however, the Company did make the first payment of $554,000.

                  With the acquisition the prior owner was able to earn an additional amount based on the profitability of Taurus for the period February 15, 1999 to February 15, 2000. No amount was earned. The contingent payment terms were detailed in the purchase agreement and did not require continued employment of the former principal to be earned.

                  WSI Industries also had a Subordinated Promissory Note in connection with the original 1999 Bowman acquisition in the amount of $1,935,000. With the completion of the sale back to the prior owner as described in Note 2, the Subordinated Promissory Note was assumed by the prior owner, and no further amounts are due.

                  Prior to the sale of Bowman, the Company had capitalized lease debt totaling approximately $2.6 million. With the sale, the buyer assumed capitalized lease debt of $1.5 million, with WSI keeping the remaining $1.1 million. The remaining capitalized leases have monthly payments of approximately $21,000 with principal payments due of:


                           Fiscal Year
                           -----------
                           Remainder of Fiscal 2002           $      80,000
                           Fiscal 2003                              181,000
                           Fiscal 2004                              196,000
                           Fiscal 2005                              198,000
                           Fiscal 2006                              143,000
                           Fiscal 2007                              154,000
                           After Fiscal 2007                        153,000
                                                              -------------

                           Total Principal Payments           $   1,105,000
                                                              =============

4.       Goodwill And Intangible Assets:

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

                  Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                      February 24, 2002          August 26, 2001
                                                      -----------------          ---------------
         Goodwill                                      $    2,428,264             $   6,329,763
         Less accumulated amortization                        308,595                   647,609
                                                       --------------             -------------
                                                       $    2,119,669             $   5,682,154
                                                       ==============             =============
         Other identifiable intangibles:
              Organization Costs                       $      285,000             $     555,000
              Less accumulated amortization                    36,217                    63,996
                                                       --------------             -------------
                                                       $      248,783             $     491,004
                                                       ==============             =============


                  With the sale of the Bowman assets as described in Note 2., the goodwill and organization costs related to Bowman were eliminated. Goodwill amounted to $3,901,499 with related accumulated amortization of $339,014. Organization costs were $270,000 with related accumulated amortization of $27,779.

                  With the adoption of FAS 142 the Company ceased amortization of goodwill as of August 27, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                         13 weeks ended                         26 weeks ended
                                                 --------------------------------     ----------------------------------
                                                  February 24,      February 25,       February 24,        February 25,
                                                      2002              2001               2002                2001
                                                 -------------     --------------     --------------      --------------
     Reported net (loss)/income
       attributed to common shareholder          $  (2,748,346)    $    (275,692)     $   (2,995,349)     $    (208,882)

     Add back amortization                                   -            80,141                   -      $     162,341
                                                 -------------     -------------      --------------      -------------
     Adjusted net (loss) income
       attributed to common shareholders         $  (2,748,346)    $    (195,551)     $   (2,995,349)     $     (46,541)
                                                 =============     =============      ==============      =============


     Basic and diluted net (loss) income per share:
     Reported net income (loss)
     Attributed to common shareholders           $       (1.11)    $       (.11)      $        (1.22)     $        (.08)
     Goodwill amortization                       $           -     $        .03       $            -      $         .06
                                                 -------------      -----------       --------------      -------------
     Adjusted net (loss) income
     Attributed to common shareholders           $       (1.11)    $       (.08)      $        (1.22)     $        (.02)
                                                 =============     =============      ===============     =============

         Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

                  Net sales of $4,653,000 for the quarter ending February 24, 2002 decreased 13% or $717,000 from the same period of the prior year. Sales for the quarter were down compared to last year due primarily to lower sales in the power systems market as one customer has moved some production to Mexico, and to the agriculture market as the Company had lost a customer that it had done business with in the prior year. Year to date sales of $8,464,000 were $3,481,000 or 29% less than the prior year. As discussed in the previous 10-Q's, two major customers made the decision to consign raw materials for their manufacturing programs to the Company instead of WSI purchasing the material and subsequently reselling the material to the customer after manufacturing. This move to consigned inventory in combination with the power system and agriculture developments described above, led to the lower sales level for the year to date periods.

                  Gross margin decreased to 11% as compared to 21% in the prior year for the quarter. The margin decreased in large measure due to an increase the Company made in its inventory obsolescence reserve. The Company increased its reserve by $255,000 during the quarter to reflect the softening of the aerospace business after the events of September 11, 2001. Had the Company not increased its reserves, its gross margin would have been approximately 17% for the quarter. In addition to the obsolescence issue, the Company's margins also suffered from volume inefficiencies from the lower level of sales in the quarter.

                  Gross margin year to date was 12% as compared to 21% in the year prior period. The year to date margins differed from the prior year period for the same reasons described above.

                  Selling and administrative expense of $649,000 was $520,000 lower than the prior year quarter. Year to date selling and administration expense of $1,197,000 was $1,111,000 lower in fiscal 2002 than fiscal 2001. In 2001, selling and administrative expense included the carrying costs of the Long Lake, Minnesota building that the Company eventually sold in June 2001. The carrying costs included in selling and administrative expense in 2001 amounted to $230,000 for the six-month period.

                  The Company's selling and administrative expense was also lower in 2002 due the Company's adoption of FAS 142 Goodwill and Other Intangible Assets as outlined more fully in Note 4.

                  WSI's selling and administrative expense was also lower in 2002 due to cost containment measures that included lower salary and benefit costs as well as professional service expense.

                  Interest and other expense decreased $83,000 for the quarter and $186,000 year to date due to the lower levels of long term debt in Fiscal 2002 versus Fiscal 2001. A large portion of the interest expense decrease relates to the sale of the Long Lake, Minnesota building and the corresponding payoff of the mortgage related to the building. Interest expense on the mortgage was included in fiscal 2000 expense up through the sale in June.

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

Liquidity and Capital Resources:

                  On February 24, 2002 working capital was $1,368,000 compared to a negative $1,001,000 at August 26, 2001, an increase of $2,369,000. The increase resulted primarily from the sale of the Bowman assets described in Note 2 and the resulting influx of cash and current liability reduction due to the assignment and payoff of debt. The ratio of current assets to current liabilities at February 24, 2002 and August 26, 2001 was 1.46 to 1.0 and .78 to 1.0, respectively.

                  As described previously in the Notes to Consolidated Statements, the Company paid off its credit and security agreement with its bank on February 22, 2002. The term loan carried an interest rate at prime plus .75%. The revolver rate was at prime plus .50%. No further amounts may be borrowed under the agreement.

                  As also described in the Notes, the Company previously entered into a subordinated promissory note with the former owner of Taurus for approximately $1,663,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002. The Company made its first payment subsequent to the end of the quarter.

                  The Company is presently searching for a new line of credit agreement.

                  It is management's belief that its internally generated funds combined with a new line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2002.

Cautionary Statement:

                  Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (iv) and the Company's ability to obtain new lending agreements. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      1. Not Applicable


PART II.  OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  A. The Annual Meeting of the Company Stockholders was held on January 10, 2002.

                  B.  Directors elected at that meeting were:

                      Paul Baszucki          For     2,311,739    Against     48,590
                      Melvin L. Katten       For     2,315,439    Against     44,890
                      George J. Martin       For     2,315,364    Against     44,965
                      Eugene J. Mora         For     2,311,164    Against     49,165
                      Michael J. Pudil       For     2,311,241    Against     49,088



         Item 7.  Exhibits and Reports on Form 8-K:

                  A.  None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WSI INDUSTRIES, INC.



Date:  April 10, 2002                    /s/ Michael J. Pudil
       --------------                    ---------------------------------------
                                         Michael J. Pudil, President & CEO



Date:  April 10, 2002                    /s/ Paul D. Sheely
       --------------                    ---------------------------------------
                                         Paul D. Sheely, Vice President,
                                            Finance & CFO