Form 10-Q
period 2002-05-26
WSI INDUSTRIES INC
filed 2002-07-09
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934

For the quarterly period ended                May 26, 2002
                              -------------------------------------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  ------------------------

Commission File Number              0-619
                       ----------------------------------

                              WSI Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


         Minnesota                                               41-0691607
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I. R. S. Employer
  incorporation of organization)                             Identification No.)

         Osseo, Minnesota                                         55369
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (763) 428-4308
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Wayzata, Minnesota
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     2,465,229 Common Shares were outstanding as of June 30, 2002.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                                Page No.
                                                                                                -------
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets May 26, 2002 (Unaudited)
                  and August 26, 2001                                                                  3

                  Consolidated Statements of Operations
                  Thirteen and Thirty-Nine weeks ended May 26, 2002
                  and May 27, 2001 (Unaudited)                                                         4

                  Consolidated Statements of Cash Flows
                  Thirty-Nine weeks ended May 26, 2002
                  and May 27, 2001 (Unaudited)                                                         5

                  Notes to Consolidated Financial Statements (Unaudited)                         6, 7, 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        9, 10, 11

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                           11

PART II.  OTHER INFORMATION:

         Item 7.  Exhibits and Reports on Form 8-K                                                    11

         Signatures                                                                                   11

Part I.  Financial Information

         Item I.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  MAY 26,             AUGUST 26,
ASSETS                                                                             2002                  2001
------                                                                             ----                  ----
      Current Assets:
           Cash and cash equivalents                                         $     702,038         $       8,292
           Accounts receivable                                                   1,257,258             1,778,969
           Inventories                                                           1,019,465             1,584,415
           Prepaid and other current assets                                         38,425               101,879
                                                                             -------------         -------------
               Total Current Assets                                              3,017,186             3,473,555

      Property, Plant and Equipment-- Net                                        2,344,464             6,691,360

      Intangible Assets                                                          2,368,452             6,173,158
                                                                             -------------         -------------

                                                                             $   7,730,102         $  16,338,073
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities:
           Trade accounts payable                                            $     384,447         $     687,426
           Accrued compensation and employee withholdings                          199,834               445,693
           Miscellaneous accrued expenses                                          347,655               425,330
           Current portion of long-term debt                                       731,630             2,916,061
                                                                             -------------         -------------
               Total Current Liabilities                                         1,663,566             4,474,510

      Long term debt, less current portion                                       1,444,493             4,111,462


      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,465,229 shares                                                    246,523               246,523
               Capital in excess of par value                                    1,640,934             1,640,934
           Retained earnings                                                     2,734,586             5,864,644
                                                                             -------------         -------------
               Total Stockholders' Equity                                        4,622,043             7,752,101
                                                                             -------------         -------------
                                                                             $   7,730,102         $  16,338,073
                                                                             =============         =============

See notes to consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       13 weeks ended                        39 weeks ended
                                              -------------------------------       ------------------------------
                                                 May 26,            May 27,             May 26,          May 27,
                                                  2002               2001                2002             2001
                                              ------------       ------------       ------------      ------------
Net sales                                     $  2,144,586       $  5,140,495       $ 10,608,962      $ 17,086,091

Cost of products sold                            1,873,100          4,140,070          9,362,968        13,540,444
                                              ------------       ------------       ------------      ------------

     Gross margin                                  271,486          1,000,425          1,245,994         3,545,647

Selling and administrative expense                 366,052          1,111,865          1,563,075         3,419,198
Loss on sale of subsidiary                              --                 --          2,505,918                --
Interest and other income                           (5,665)                --            (14,169)          (17,322)
Interest and other expense                          45,809            203,794            321,228           664,890
                                              ------------       ------------       ------------      ------------
Earnings (loss) from operations
  before income taxes                             (134,710)          (315,234)        (3,130,058)         (521,119)

Income tax expense                                      --                 --                 --             3,000
                                              ------------       ------------       ------------      ------------

Net earnings (loss)                           $   (134,710)      $   (315,234)      $ (3,130,058)     $   (524,119)
                                              ============       ============       ============      ============

Basic and diluted loss per share              $       (.05)      $       (.13)      $      (1.27)     $       (.21)
                                              ============       ============       ============      ============

Weighted average number of
     common shares                               2,465,229          2,465,229          2,465,229         2,465,229
                                              ============       ============       ============      ============



See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      39 weeks ended
                                                                            ------------------------------
                                                                                May 26,          May 27,
                                                                                 2002             2001
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(3,130,058)      $ (524,119)
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Loss on sale of subsidiary                                       2,505,919
              Depreciation and amortization                                    1,123,162        1,837,734
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        (457,101)       1,641,758
              (Increase) decrease in inventories                                 295,456          929,014
              (Increase) decrease in prepaid expenses                             58,741           21,729
              Increase (decrease) in accounts payable and
                 accrued expenses                                               (931,591)      (1,410,108)
                                                                             -----------       ----------
         Net cash provided by (used in) operations                              (535,472)       2,496,008

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                               6,550               --
     Purchase of property, plant and equipment                                    (1,096)        (175,960)
     Purchase of subsidiary                                                           --         (280,600)
     Sale of subsidiary                                                        3,235,262               --
                                                                             -----------       ----------
         Net cash provided by (used in) investing activities                   3,240,716         (456,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                               (2,011,498)      (2,320,048)
     Proceeds from issuance of long term debt                                         --          280,600
                                                                             -----------       ----------
         Net cash provided by (used in) financing activities                  (2,011,498)      (2,039,448)
                                                                             -----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             693,746               --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     8,292            6,300
                                                                             -----------       ----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                         $   702,038      $     6,300
                                                                             ===========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                            $   343,605      $   678,358
         Income taxes                                                        $        --      $     7,500
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                      $   606,618      $   322,671

See notes to consolidated financial statements.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS:

              The consolidated balance sheet as of May 26, 2002, the consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended May 26, 2002 and May 27, 2001 and the consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

              The sale was completed at the close of the last working day of the second quarter, so the consolidated statement of operations reflects six months of activity for Bowman up through that date.
         Correspondingly, the balance sheet reflects the reduction of the assets and the assumption of certain debt that were a part of the sale.

3.       DEBT AND LINE OF CREDIT:

              Pursuant to the Bowman transaction, the Company paid off its credit and security agreement with its bank. The agreement has been terminated and no further amounts may be borrowed against it.

              The Company also has a Subordinated Promissory Note issued in connection with a prior acquisition with an original amount of $1,663,000. The note bears interest at 7.75% payable quarterly. Principal payments are due in three annual installments commencing February 15, 2002. During the third quarter of fiscal 2002, the Company made the first payment of $554,000 and correspondingly, the principal balance remaining is $1,109,000 at May 26, 2002.

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

              Prior to the sale of Bowman, the Company had capitalized lease debt totaling approximately $2.6 million. With the sale, the buyer assumed capitalized lease debt of $1.5 million, with WSI keeping the remaining $1.1 million. The remaining capitalized leases have monthly payments of approximately $21,000 with principal payments due of:


                 Fiscal Year
                 Remainder of Fiscal 2002           $      43,000
                 Fiscal 2003                              181,000
                 Fiscal 2004                              196,000
                 Fiscal 2005                              198,000
                 Fiscal 2006                              143,000
                 Fiscal 2007                              154,000
                 After Fiscal 2007                        153,000
                                                    -------------

                 Total Principal Payments           $   1,068,000
                                                    =============


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

              Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                        May 26, 2002             August 26, 2001
                                                       --------------            ---------------
         Goodwill                                      $    2,428,264             $   6,329,763
         Less accumulated amortization                        308,595                   647,609
                                                       --------------             -------------
                                                       $    2,119,669             $   5,682,154
                                                       ==============             =============
         Other identifiable intangibles:
              Organization Costs                       $      285,000             $     555,000
              Less accumulated amortization                    36,217                    63,996
                                                       --------------             -------------
                                                       $      248,783             $     491,004
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

              With the adoption of FAS 142 the Company ceased amortization of goodwill as of August 27, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                         13 weeks ended                         26 weeks ended
                                                 -------------------------------      ---------------------------------
                                                     May 26,           May 27,            May 26,             May 27,
                                                      2002              2001               2002                2001
                                                 -------------     -------------      --------------      -------------
     Reported net loss
       attributed to common shareholder          $    (134,710)    $    (315,234)     $   (3,130,058)     $    (524,119)

     Add back amortization                                  --            95,548                  --      $     257,889
                                                 -------------     -------------      --------------      -------------
     Adjusted net loss
       attributed to common shareholders         $    (134,710)    $    (219,686)     $   (3,130,058)     $    (266,230)
                                                 =============     =============      ==============      =============


     Basic and diluted net loss per share:
     Reported net loss
       attributed to common shareholders         $        (.05)    $       (.13)      $        (1.27)     $        (.21)
     Goodwill amortization                       $          --     $        .04       $           --      $         .10
                                                 -------------      -----------       --------------      -------------
     Adjusted net loss
       attributed to common shareholders         $        (.05)    $       (.09)      $        (1.27)     $        (.11)
                                                 =============     ============       ==============      =============

     Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Results of Operations:

              Net sales of $2,145,000 for the quarter ending May 26, 2002 decreased 58% or $2,996,000 from the same period of the prior year. Sales for the quarter were down compared to last year due primarily to the sale of assets of a subsidiary as described in Note 2 of the Financial Statements. Comparable sales with the one remaining division (Taurus) in the prior year were $2,140,000. Year to date sales of $10,609,000 were $6,477,000 or 38% less than the prior year. Approximately 47% of the decrease is attributable to the sale of the subsidiary assets. The remaining decrease, as discussed in previous 10-Q's, resulted from two major customers making the decision to consign raw materials for their manufacturing programs to the Company instead of WSI purchasing the material and subsequently reselling the material to the customer after manufacturing. The Company also experienced lower sales in the power system market as one customer moved part of its production to Mexico, and due to the Company losing one customer in the agriculture industry. All three factors, the consigned inventory, the Mexico production, and the loss of the customer, related to the subsidiary whose assets were sold and therefore only affected sales in the first six months.

              Comparable year to date sales for Taurus alone were $6,106,000 for fiscal 2002 versus $6,586,000 for 2001. This decrease reflects the downturn in the aerospace/avionics markets since the events of September 11, 2001 partially offset by an increase in the recreational vehicle market.

              Gross margin for the Company decreased to 13% for the quarter as compared to 19% in the prior year. The margin decreased in large measure due to volume inefficiencies related to the softness of the aerospace/avionics markets. It is also due to the non-aerospace/avionics business consisting of higher material content products. Comparable Taurus only margins for the prior year were 25%.

              Gross margin year to date was 12% as compared to 21% in the year prior period. The year to date margins were affected by a $255,000 increase in the Company's inventory obsolescence reserve made in the second quarter due to the softening of the aerospace/avionics business. Year to date margins for Taurus only were 9% and 28% for 2002 and 2001, respectively.

              Selling and administrative expense of $366,000 was $746,000 lower than the prior year quarter. Year to date selling and administration expense of $1,563,000 was $1,856,000 lower in fiscal 2002 than fiscal 2001. In 2001, selling and administrative expense included the carrying costs of the Long Lake, Minnesota building that the Company eventually sold in June 2001. The carrying costs included in selling and administrative expense in 2001 amounted to $345,000 for the nine-month period.

              The Company's selling and administrative expense was also lower in 2002 due the Company's adoption of FAS 142 Goodwill and Other Intangible Assets as outlined in Note 4.

              The sale of the Bowman subsidiary generated approximately $285,000 in savings of selling and administrative expense in the third quarter of fiscal 2002.

              WSI's selling and administrative expense was also lower in 2002 due to cost containment measures that included lower salary and benefit costs as well as professional service expense.

              Interest and other expense decreased $158,000 for the quarter and $344,000 year to date due to the lower levels of long term debt in Fiscal 2002 versus Fiscal 2001. A portion of the interest expense decrease relates to the sale of the Long Lake, Minnesota building and the corresponding payoff of the mortgage related to the building. Interest expense on the mortgage was included in fiscal 2001 expense up through the sale in June. Interest expense is also lower due to the elimination of the bank debt and subordinated promissory note as a result of the sale of the Bowman subsidiary as more fully described in
         Note 3 of the Financial Statements.

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


Liquidity and Capital Resources:

              On May 26, 2002 working capital was $1,354,000 compared to a negative $1,001,000 at August 26, 2001, an increase of $2,355,000. The increase resulted primarily from the sale of the Bowman assets described in Note 2 and the resulting influx of cash and current liability reduction due to the assignment and payoff of debt. The ratio of current assets to current liabilities at May 27, 2002 and August 26, 2001 was 1.81 to 1.0 and .78 to 1.0, respectively.

              As described previously in the Notes to Consolidated Statements, the Company paid off its credit and security agreement with its bank as of February 22, 2002. The term loan carried an interest rate at prime plus .75%. The revolver rate was at prime plus .50%. No further amounts may be borrowed under the agreement.

              As also described in the Notes, the Company previously entered into a subordinated promissory note with the former owner of Taurus for approximately $1,109,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal installments commencing on February 15, 2002. The Company made its first payment during the third quarter of fiscal 2002.

              The Company is presently finalizing a new line of credit agreement with a new bank.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     1.  Not Applicable


PART II.  OTHER INFORMATION:

         Item 7.  Exhibits and Reports on Form 8-K:

                  A. Form 8-K dated February 27, 2002 reporting the sale of
                     Bowman Tool & Machining, Inc.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WSI INDUSTRIES, INC.



Date:  July 7, 2002              /s/ Michael J. Pudil
                                 -----------------------------------------------
                                 Michael J. Pudil, President & CEO



Date:  July 7, 2002              /s/ Paul D. Sheely
                                 -----------------------------------------------
                                 Paul D. Sheely, Vice President, Finance & CFO