Form 10-K
period 2002-08-25
WSI INDUSTRIES INC
filed 2002-11-22
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 25, 2002

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period ended from _______ to _______
                           Commission File No. 0-619
                                               -----

                              WSI INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Minnesota                                   41-0691607
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                          Identification No.)

       18151 Territorial Road
          Osseo, Minnesota                                   55369
----------------------------------------          ------------------------------
(Address of principal executing offices)                   (Zip Code)

Registrant's tele phone number, including area code        (763) 428-4308
                                                     ---------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by non-affiliates of the Registrant on November 11, 2002 (based upon the closing sale price of those shares on the Nasdaq SmallCap System) was approximately $3,895,000.

Number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 11, 2002 is 2,465,229.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 9, 2003 are incorporated by reference into Part III.

                       ----------------------------------

This form 10-K Report consists of 46 pages (including exhibits); the index to the exhibits is set forth on page 12.

                                     PART I

Item 1.  Business

OVERVIEW

WSI Industries, Inc. (the "Company") was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portion of Company revenues are derived from machining work for the aerospace/avionics industry and recreational vehicles markets.

On February 15, 1999, the Company purchased Taurus Numeric Tool, Inc. ("Taurus") for approximately $7.2 million, with $5.5 million being paid in cash and bank debt and an additional $1.7 million being in the form of a Subordinated Promissory Note to the prior owner. Taurus is a precision contract machining company that sells primarily to the recreational vehicle and aerospace and avionics markets.

On August 6, 1999, the Company purchased Bowman Tool & Machining, Inc. ("Bowman") for approximately $7.6 million, with $6.8 million being paid by additional debt and $844,000 being paid in the form of a Subordinated Promissory Note to the prior owner of Bowman. An additional amount of $1,090,600 was earned by the seller in connection with the purchase, which was added to the Promissory Note. Bowman is a precision contract machining company serving the agriculture and construction industries.

On February 22, 2002, the Company completed the asset sale of Bowman Tool & Machining, Inc. to an affiliate of the prior owner. The Company received approximately $3.1 million in cash from the sale, with the buyer also assuming another $3.4 million in long-term debt. The buyer also assumed any remaining liabilities associated with amounts due on the non-compete and employment agreements associated with the original acquisition.

Contract manufacturing constitutes the Company's entire business.

PRODUCTS AND SERVICES

The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer.

SALES AND MARKETING

The major markets served by the Company have changed in the past several years because of the Company's effort to diversify its customer and market base. Sales to the agricultural industry were 35%, 36% and 21% of total Company sales in fiscal years, 2000, 2001 and 2002, respectively. Sales to the recreational vehicle market totaled 9%, 12% and 37% in 2000, 2001 and 2002 respectively. Sales to the aerospace/avionics/defense markets totaled 12%, 19% and 17% in fiscal 2000, 2001 and 2002, respectively. Sales to the construction/power systems market totaled 20%, 19% and 10% in fiscal 2000, 2001 and 2002, respectively. With the sale of Bowman Tool assets described above, the Company is no longer in the agriculture or construction/power systems markets.

The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

SEASONALITY

Seasonal patterns in the Company's business are reflections of the Company's customers seasonal patterns since the Company's business is that of a provider of manufacturing services.

CUSTOMERS

Sales in excess of 10 percent of fiscal 2002 consolidated sales were made to Deere & Co. and related entities in the amount of $4,119,000 or 32% of Company revenues. In fiscal 2002, sales were also made to Rockwell Collins, Inc. in the amount of $1,314,000 or 10% of Company sales, as well as to Polaris Industries Inc. in the amount of $4,781,000 or 37% of sales.

BACKLOG

Approximate dollar backlog at August 25, 2002, August 26, 2001 and August 27, 2000 was $2,634,000, $13,108,000 and $23,876,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of August 25, 2002 is scheduled for delivery later than during the current fiscal year. A significant portion of the decrease from 2001 to 2002 relates to the sale of the Bowman Tool & Machining, Inc. assets, and the business that they corresponded to, as described in the overview section above. A major portion of the decrease from 2000 to 2001 related to the decision of one major customer to effectively consign material to the Company, thus lowering the overall sales price back to that customer of the finished product.

COMPETITION

Although there are a large number of companies engaged in machining, the Company believes the number of entities with the technical capability and capacity for producing products of the class and in the volumes manufactured by the Company is relatively small. Competition is primarily based on product quality, service, timely delivery, and price.

RESEARCH AND DEVELOPMENT; INTELLECTUAL PROPERTY

No material amount has been spent on company-sponsored research and development activities. Patents and trademarks are not deemed significant to the Company.

EMPLOYEES

At August 25, 2002, the Company had 40 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has no operations in any foreign country. In 2000, 2001 and 2002, sales to companies in Mexico amounted to $2,061,000, $2,623,000 and $703,000, respectively.

Item 2.  Properties

The Company's former executive offices and production facility were located in Long Lake, Minnesota (a western suburb of Minneapolis). The property was sold in June 2001 for approximately $2.4 million.

The Company leases a production facility located in Osseo, Minnesota that houses its production and is also its headquarters. The facility is approximately 28,000 square feet and is leased until February 2003 with options to renew. Monthly rent is approximately $9,600 plus operating expenses and taxes.

         The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.

Item 3.  Legal Proceedings

Registrant is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The common stock of the Company is traded on the Nasdaq SmallCap Market System under the symbol "WSCI."

As of November 11, 2002 there were 546 shareholders of record of the Company's common stock.

The following table sets forth, for the periods indicated, the high and low sales price information for our common stock as reported by the Nasdaq SmallCap Market.

                                                                   Stock Price
                                                        -------------------------------
                                                            High                  Low
                           FISCAL 2002:
                              First quarter           $    2.900             $  1.000
                              Second quarter               1.940                 .900
                              Third quarter                2.200                1.250
                              Fourth quarter               1.500                1.000

                           FISCAL 2001:
                              First quarter           $    4.500             $  2.250
                              Second quarter               3.313                1.813
                              Third quarter                3.313                1.560
                              Fourth quarter               2.370                1.600

The Company has not paid any cash dividends since fiscal 1992 and does not anticipate payment of cash dividends in the foreseeable future.


The following table sets forth information regarding our equity compensation plans in effect as of August 25, 2002. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.


       Securities Authorized for Issuance Under Equity Compensation Plans


                                  Number of shares of common                                   Number of shares of common
                                   stock to be issued upon       Weighted-average exercise      stock remaining available
                                   exercise of outstanding         price of outstanding        for future issuance under
   Plan category                 options, warrants and rights   options, warrants and rights  equity compensation plans(1)
   ---------------------------- ------------------------------- ----------------------------- ------------------------------
   Equity compensation plans
   approved by stockholders:

   1987 Option Plan                      109,000                        $ 2.20                             --

   1994 Stock Plan                       322,000                        $ 3.30                           106,166

   Equity compensation plans
   not approved by
   stockholders:

   None                              ___________                         _____                          _______

   Total                                 431,000                        $ 3.02                          106,166

        (1) Excludes shares of common stock listed in the first column.

Item 6.  Selected Financial Data

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)

                                                        2002         2001          2000          1999           1998
                                                        ----         ----          ----          ----           ----

Net sales                                         $    12,948    $   20,877        32,157     $   21,550    $   23,948
Cost of products sold                                  11,348        17,023        26,746         18,279        19,547
                                                  -----------    ----------     ---------     ----------    ----------
   Gross margin                                         1,600         3,854         5,411          3,271         4,401
Selling and administrative expense                      1,461         2,995         3,217          2,444         2,453
Pension curtailment (gain)                                  -             -          (353)             -             -
Acquisition related noncompete
  and consulting expense                                  290           550           596            134             -
Goodwill amortization                                       -           337           296             83             -
Carrying cost of closed facility                            -           347           214              -             -
Severance expense                                           -             -           249              -             -
Fair market value impairment of equipment                   -           151             -              -             -
Loss on sale of subsidiary assets                       2,506             -             -              -             -
Interest and other income                                 (28)         (157)         (472)          (158)         (162)
Interest expense                                          363           821           998            481           190
                                                  -----------    ----------     ---------     ----------    ----------
Earnings (loss) from continuing
   operations before taxes                             (2,992)       (1,190)          666            287         1,920
Income tax expense (benefit)                           (2,179)            3            27             26            46
                                                  -----------    ----------     ---------     ----------    ----------
Net earnings (loss)                               $      (813)   $   (1,193)    $     639     $      261    $    1,874
                                                  ===========    ==========     =========     ==========    ==========
Basic earnings (loss)
   per share                                      $      (.33)    $    (.48)    $     .26     $      .11    $      .77
                                                  ===========    ==========     =========     ==========    ==========

Average number of common shares                         2,465         2,465         2,462          2,452         2,434

Diluted earnings (loss) share                     $      (.33)    $    (.48)    $     .25     $      .10    $      .73
                                                  ===========    ==========     =========     ==========    ==========
Average number of common
   and dilutive potential
   common shares                                        2,465         2,465         2,535          2,527         2,555
Additional information:
Financial Data:
   Total plant and equipment additions            $       613    $      513     $     916     $    1,238    $    2,102
   Long-term debt                                       1,398         4,111         9,601         10,666         1,802
   Total assets                                         9,799        16,338        23,432         24,525        13,615
   Cash flow from operations                              (77)        2,634         1,961          2,641         3,047
   Stockholders' equity                                 6,939         7,752         8,945          8,264         7,995

Financial Ratios:
   Current ratio                                       2.23:1         .78:1        1.35:1         1.27:1        1.94:1
   Percentage of long term debt to equity                  20%           53%          107%           129%           23%
   Book value per basic common share              $      2.81    $     3.14     $    3.63     $     3.37    $     3.28

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Allowance for Excess and Obsolete Inventory:
Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market. On a periodic basis, the Company analyzes the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. If actual or expected requirements were significantly greater or lower than the established reserves, we would record a reduction or increase to the obsolescence allowance in the period in which we made such a determination.

Goodwill Impairment:
The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. To do this the Company determines the discounted present value of anticipated cash flows based on anticipated results of operations for the coming years. If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance would be set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates.

LIQUIDITY AND CAPITAL RESOURCES:

As discussed in Item 1., the Company completed the asset sale of Bowman Tool & Machining, Inc. on February 22, 2002. As a result of this transaction, the Company received approximately $3.1 million in cash, along with the buyer assuming another $3.4 million in long-term debt and capital leases. The Company used $850,000 of the cash received to payoff its term note facility with its bank. The Company also used approximately $629,000 of its cash received to pay accounts payable and accrued liabilities retained as part of the sale.

The Company's net working capital at the end of fiscal 2002 was $1,791,000 as compared to a negative $1,001,000 at the end of fiscal 2001. The improvement was due in large measure to the sale of Bowman Tool assets described above. Net working capital also improved due to the recognition of deferred tax assets (as more fully described in Note 6 of the Financial Statements), and the corresponding inclusion of $185,000 of deferred taxes in current assets. The ratio of current assets to current liabilities improved to 2.23 to 1.0 from .78 to 1.0 in the prior year.

The Company's cash provided from operations was a negative $77,000, but included in that total were Bowman accounts payable and accrued liabilities of $629,000 that were retained as part of the asset sale. Excluding those payments, the Company would have generated $552,000 of cash from operations in fiscal 2002. Cash provided from operations was $2.6 million in fiscal 2001 and $2.0 million in fiscal 2000.

Additions to property, plant and equipment were $613,000 in fiscal 2002 compared to $513,000 in 2001 and $916,000 in 2000. These amounts included $607,000,
$323,000 and $433,000 of machinery acquired through capital leases in 2002, 2001 and 2000, respectively. The major 2002 capital expenditures consisted of the acquisition of new production equipment.

Proceeds from the sale of equipment amounted to $4,400 and $746,000 in fiscal 2002 and 2000, respectively. The relatively large proceeds in 2000 resulted from the sale of excess equipment derived from the shutdown of the Company's Long Lake, Minnesota facility. In fiscal 2001, the Company sold its building in Long Lake for $2.4 million.

The Company's total debt was $2.1 million at August 25, 2002 and consisted of $1.1 million of seller subordinated notes and capital lease obligations of $1.0 million. The total debt was $4.9 million lower than fiscal 2001.

Current maturities of long-term debt consist of $554,000 due February 2003 to a subordinated debt holder and $181,000 due on capital leases. The Company is presently seeking a new lending arrangement with a new bank to provide a revolving credit facility. However, should the Company not obtain a new credit arrangement, it is managements' belief that internally generated funds will be sufficient to enable the Company to meet its financial requirements during fiscal 2003.

RESULTS OF OPERATIONS:

Net sales in fiscal 2002 were $12.9 million. That is a decrease of $7.9 million or 38% from fiscal 2001. The primary reason for this was the asset sale of Bowman Tool in February 2002, and thus the inclusion of only a half-year of Bowman sales in 2002 operations. Year-on-year sales for Taurus Numeric Tool (the remaining subsidiary of WSI) increased 5% in fiscal 2002 to approximately $8.4 million from $8.0 million in 2001. This increase in sales resulted from the addition of a new product line in the recreational vehicle market offset by the decline in sales from the aerospace and avionics market due to the events of September 11, 2001.

Net sales in fiscal 2001 of $20.9 million decreased $11.3 million or 35% from fiscal 2000 sales of $32.2 million. Sales decreased in 2001 as compared to 2000 for three primary reasons. The first was the overall downturn in the economy that affected all markets served by the Company. Secondly, as mentioned in previous Quarterly Reports on Form 10-Q, a major customer made the decision to effectively consign raw materials for its manufacturing programs to the Company instead of WSI purchasing the material and subsequently reselling the material after manufacture. This consignment arrangement resulted in lower sales to that customer. The last reason for the decreased in sales was the loss of a larger customer at the end of the second quarter of fiscal 2001.

The Company reported a net loss in fiscal 2002 of $813,000 or $.33 per share. Included in the results were recognition of the loss on the sale of Bowman assets of $2.5 million and an income tax benefit of approximately $2.2 million. Excluding these two items, the Company incurred a loss from operations of $486,000.

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

The gross margin on parts sold in fiscal 2002 was 12.3% of sales compared to 18.5% in 2001 and 15.2% in 2000. The margin decreased in large measure due to volume inefficiencies related to the softness of the aerospace/avionics markets and, correspondingly, due to the non-aerospace/avionics business consisting of higher material content products. The margins were also affected by a $255,000 increase in the Company's inventory obsolescence reserve made in the second quarter due to the softening of the aerospace/avionics business. Year to date margins for the Taurus operation were 10.5% and 23.0% for 2002 and 2001, respectively, and were affected by the items in the preceding discussion.

The gross margin on parts sold in fiscal 2001 was 18.5% of sales compared to 16.8% of sales in 2000. Margin improved in 2001 versus 2000 despite the lower level of sales. The primary reason for this was the increased efficiencies obtained due to the closure of the Company's Long Lake, Minnesota facility which was open only part of the year in 2000. Fiscal 2001 gross margin was hampered as the year went on and the level of sales softened -- gross margin in the first quarter was 21.9% versus 8.1% in the fourth quarter.

Selling and administrative expense of $1.75 million in fiscal 2002 was a decrease of $2.5 million and $2.6 million from fiscal 2001 and 2000, respectively. The decrease in 2002 was due to several factors. First, the sale of the Bowman subsidiary assets generated a savings of approximately $570,000 in the last six months of 2002. The Company's selling and administrative expense was also lower in 2002 due the Company's adoption of FAS 142 Goodwill and Intangible Assets as outlined in Note 10 of the financial statements which resulted in a reduction of amortization expense of $337,000. A third factor in the reduced expense related to the June 2001 sale of the Company's Long Lake, Minnesota facility. The Company had included in selling and administrative expense in fiscal 2001 carrying costs of the building of $345,000 while the amount in fiscal 2000 was approximately $214,000. WSI's selling and administrative costs were also lower in 2002 due to cost containment measures including reductions in wages and benefits, professional services and cost savings due to the consolidation efforts that were a result of the sale of the Bowman Tool subsidiary assets.

The slight decrease in selling and administrative expense in 2001 versus 2000 was a combination of lower incentive compensation and profit sharing partially offset by the carrying cost of the Long Lake building being included in selling and administrative expense for a longer period in 2001 versus 2000.

Interest and other expense of $363,000 in fiscal 2002 was $458,000 lower than 2001 and $635,000 lower than 2000. The lower expense is a result of lower long-term debt as balances decreased from $10.8 million in 2000 (including current maturities) to $2.1 million at the end of 2002.

In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Effective with the August 27, 2001 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company has performed its transitional impairment test in conjunction with the adoption of FAS 142 and determined that no charge is warranted. The Company's primary method of estimating goodwill impairment consisted of a discounted cash flow analysis based on the Company's best estimate of future operations, taking into account variations that might occur with different levels of business.

The Company recognized an income tax benefit of $2.2 million in fiscal 2002. Prior to 2002, the Company recorded a valuation allowance for the full amount of the deferred tax assets. The valuation allowance was eliminated in 2002 based on the operating results from the fourth quarter and projections for upcoming years that, in the Company's estimation, would make it more likely than not that it will fully utilize its prior loss carryforwards and tax credits. Subsequent to fiscal 2002, it is anticipated that the Company will record income tax expense in line with statutory rates.

See Notes to Consolidated Financial Statements regarding recent accounting standards to be adopted.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 8.  Financial Statements and Supplementary Data:

See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 17, attached hereto, which consolidated financial statements are incorporated herein by reference.

                  Quarterly earnings summary (unaudited):

                                                                                  Basic       Diluted
                                          Net         Gross           Net       Earnings     Earnings
                                         Sales       Margin        Earnings     Per Share    Per Share
                    FISCAL 2002:
                    First quarter    $ 3,811,208   $  440,191    $ (247,003)    $ (.10)      $  (.10)
                    Second quarter     4,653,168      534,316    (2,748,346)     (1.11)        (1.11)
                    Third quarter      2,144,586      271,486      (134,710)      (.05)         (.05)
                    Fourth quarter     2,339,106      354,151     2,317,295        .94           .94


                    FISCAL 2001:
                    First quarter    $ 6,575,040   $1,441,427    $   66,810     $  .03       $   .03
                    Second quarter     5,370,556    1,103,795      (275,692)      (.11)         (.11)
                    Third quarter      5,140,495    1,000,425      (315,234)      (.13)         (.13)
                    Fourth quarter     3,791,090      308,596      (669,074)      (.27)         (.27)


                                    PART III

Pursuant to General Instruction G(3), Registrant omits Part III, Items 10, 11, 12, and 13, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 25, 2002 and such information required by such items is incorporated herein by reference from the proxy statement.

Item 14.   Controls and Procedures:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Michael J. Pudil, and Chief Financial Officer, Paul D. Sheely, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)               Documents filed as part of this report.

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

                  3.    Exhibits.

                          Exhibit
                            No.          Description
                        -----------    ------------------------------------------------------------------

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

                            10.6          Subordinated Promissory Note dated February 15, 1999 in the principal amount of $1,662,564 issued by the Company to
                                          Rodney Winter as included in the Stock Purchase Agreement
                                          between Rodney Winter and the Registrant, incorporated by
                                          reference from Exhibit 2.1 of Form 8-K filed February 28,
                                          1999.

                            10.7          Lease Agreement dated February 15, 1999 between Taurus Numeric
                                          Tool, Inc. and Rodney and Reba Winter as included in the Stock
                                          Purchase Agreement between Rodney Winter and the Registrant, incorporated by reference from Exhibit 2.1 of Form 8-K filed
                                          February 28, 1999.

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

                           10.10          Amendment No. 1 to Employment (change in control) Agreement between Michael J. Pudil and Registrant dated November 1, 2002.

                           10.11          Amendment No. 1 to Employment (change in control) Agreement between Paul D. Sheely and Registrant dated November 1, 2002.

                           10.12          Board of Directors Retirment Program dated June 25, 1982

                            23.1          Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

                            23.2          Consent of Ernst & Young LLP.

                            99.1          Certificate pursuant to 19 U.S.C. Section 1350.

(b)               Reports of Form 8-K.

                                During the last quarter of the period covered by this report, the Company filed a Form 8-K dated August 21, 2002 reporting in Item 4 the dismissal of Ernst & Young LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WSI INDUSTRIES, INC.


                                            BY: /s/ Michael J. Pudil
                                                --------------------------------
                                                Michael J. Pudil, President and
                                                Chief Executive Officer

                                            BY: /s/ Paul D. Sheely
                                                --------------------------------
                                                Paul D. Sheely
                                                Vice President and Treasurer
DATE:  November 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                                      Title                                 Date
             ---------                                      -----                                 ----

/s/ Michael J. Pudil                            Chairman of the Board, President,            November 22, 2002
--------------------------------------------    Chief Executive Officer, Director
Michael J. Pudil


/s/ Paul Baszucki                               Director                                     November 22, 2002
--------------------------------------------
Paul Baszucki


/s/ Melvin L. Katten                            Director                                     November 22, 2002
--------------------------------------------
Melvin L. Katten


/s/ George J. Martin                            Director                                     November 22, 2002
--------------------------------------------
George J. Martin


/s/ Eugene J. Mora                              Director                                     November 22, 2002
--------------------------------------------
Eugene J. Mora

                                 CERTIFICATIONS

I, Michael J. Pudil, certify that:

1. I have reviewed this annual report on Form 10-K of WSI Industries Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 22, 2002                         /s/  Michael J. Pudil
                                                 -------------------------------
                                                 Chief Executive Officer

I, Paul D. Sheely, certify that:

1. I have reviewed this annual report on Form 10-K of WSI Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 22, 2002                           /s/  Paul D. Sheely
                                                   -----------------------------
                                                   Chief Financial Officer

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                                 Page
                                                                                                                 ----

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                    18
Consolidated Balance Sheets - August 25, 2002 and August 26, 2001                                                 19
Consolidated Statements of Income - Years Ended August 25, 2002,
   August 26, 2001 and August 27, 2000                                                                            20
Consolidated Statements of Stockholders' Equity - Years Ended
   August 25, 2002, August 26, 2001 and August 27, 2000 21 Consolidated
Statements of Cash Flows - Years Ended August 25, 2002,
   August 26, 2001 August 27, 2000                                                                                22
Notes to Consolidated Financial Statements                                                                        23

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                                                   32

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
WSI Industries, Inc.
Osseo, Minnesota

We have audited the consolidated balance sheet of WSI, Inc. and Subsidiaries as of August 25, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of WSI, Inc. and Subsidiaries and the related financial statement schedule as of August 26, 2001, and August 27, 2000 were audited by other auditors whose reports dated October 12, 2001, and October 13, 2000, expressed unqualified opinions on those financial statements and unqualified opinions on the financial statement schedule, when considered in relation to the basic financial statements taken as a whole.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI, Inc. and Subsidiaries as of August 25, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2002 related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Schechter Dokken Kanter
      Andrews & Selcer Ltd

Minneapolis, Minnesota
October 8, 2002

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 25, 2002 AND AUGUST 26, 2001
--------------------------------------------------------------------------------


                                                                                      2002              2001
                                                                                      ----              ----

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $     1,115,922   $         8,292
   Accounts receivable, less allowance for doubtful
     accounts of $10,753 and $27,500, respectively                                     1,154,587         1,778,969
   Net Inventories                                                                       763,323         1,584,415
   Prepaid and other current assets                                                       33,990           101,879
   Deferred tax assets (Note 6)                                                          184,925                 -
                                                                                 ---------------   ---------------
         Total current assets                                                          3,252,747         3,473,555

PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 4):
   Machinery and equipment                                                             5,807,136        16,779,167
   Less accumulated depreciation                                                       3,605,444        10,087,807
                                                                                 ---------------   ---------------
         Total property, plant, and equipment                                          2,201,692         6,691,360

DEFERRED TAX ASSETS (NOTE 6)                                                           1,976,254                 -

INTANGIBLE ASSETS (NOTE 10):
   Goodwill and related acquisition costs net of
     accumulated amortization of $344,812 and
     $711,605 at each year-end                                                         2,368,452         6,173,158
                                                                                 ---------------   ---------------
                                                                                 $     9,799,145   $    16,338,073
                                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                        $       465,286   $       687,426
   Accrued compensation and employee withholdings                                        171,025           445,693
   Miscellaneous accrued expenses                                                         90,439           425,330
   Current portion of long-term debt (Note 3)                                            735,143         2,916,061
                                                                                 ---------------   ---------------
         Total current liabilities                                                     1,461,893         4,474,510

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 3)                                          1,397,915         4,111,462


COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY  (Note 5):
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding
     2,465,229 shares                                                                    246,523           246,523
     Capital in excess of par value                                                    1,640,934         1,640,934
   Retained earnings                                                                   5,051,880         5,864,644
                                                                                 ---------------   ---------------
           Total stockholders' equity                                                  6,939,337         7,752,101
                                                                                 ---------------   ---------------
                                                                                 $     9,799,145   $    16,338,073
                                                                                 ===============   ===============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 25, 2002, AUGUST 26, 2001 AND AUGUST 27, 2000
--------------------------------------------------------------------------------


                                                                         2002              2001             2000
                                                                         ----              ----             ----

Net sales (Note 8)                                               $     12,948,068   $    20,877,181    $    32,156,967

Cost of products sold                                                  11,347,924        17,022,938         26,745,715
                                                                 ----------------   ---------------    ---------------
      Gross margin                                                      1,600,144         3,854,243          5,411,252

Selling and administrative expense                                      1,750,883         4,228,849          4,323,892
Pension curtailment (gain)                                                      -                 -           (353,375)
Gain on sale of equipment and building                                          -          (123,279)          (395,382)
Severance costs                                                                 -                 -            248,506
Fair market value impairment of equipment                                       -           150,859                  -
Loss on sale of subsidiary assets                                       2,505,919
Interest and other income                                                 (27,838)          (32,945)           (76,223)
Interest expense                                                          363,063           820,949            997,690
                                                                 ----------------   ---------------    ---------------
                                                                        4,592,027         5,044,433          4,745,108
                                                                 ----------------   ---------------    ---------------

Income (loss) before income taxes                                      (2,991,883)       (1,190,190)           666,144
Income tax expense (benefit) (Note 6)                                  (2,179,119)            3,000             26,900
                                                                 ----------------   ---------------    ---------------


Net income    (loss)                                             $       (812,764)  $    (1,193,190)   $       639,244
                                                                 ================   ===============    ===============
Basic earnings (loss) per share                                  $           (.33)  $          (.48)   $           .26
                                                                 ================   ===============    ===============

Diluted earnings (loss) per share                                $           (.33)  $          (.48)   $           .25
                                                                 ================   ===============    ===============

Weighted average number of common
   shares outstanding                                                   2,465,229         2,465,229          2,461,980
                                                                 ================   ===============    ===============

Weighted average number dilutive
   common shares outstanding                                            2,465,229         2,465,229          2,535,197
                                                                 ================   ===============    ===============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                            COMMON STOCK           CAPITAL                         TOTAL
                                       ----------------------     IN EXCESS      RETAINED       STOCKHOLDERS'
                                         SHARES      AMOUNT     OF PAR VALUE     EARNINGS          EQUITY
                                         ------      ------     ------------     --------       -------------

BALANCE AT AUGUST 29, 1999             2,453,425   $  245,343   $ 1,600,302     $6,418,590      $  8,264,235

   Net earnings                                -            -             -        639,244           639,244
   Exercise of stock options              11,804        1,180        40,632              -            41,812
                                    ------------   ----------   -----------     ----------      ------------

BALANCE AT AUGUST 27, 2000             2,465,229   $  246,523   $ 1,640,934     $7,057,834      $  8,945,291

   Net loss                                    -            -             -     (1,193,190)       (1,193,190)
                                    ------------   ----------   -----------     -----------       -----------

BALANCE AT AUGUST 26, 2001             2,465,229   $  246,523   $ 1,640,934     $5,864,644      $  7,752,101

   Net loss                                    -            -             -       (812,764)         (812,764)
                                    ------------   ----------   -----------     -----------     -------------

BALANCE AT AUGUST 25, 2002             2,465,229   $  246,523   $ 1,640,934     $5,051,880      $  6,939,337
                                    ============   ==========   ===========     ==========      ============



See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 25, 2002, AUGUST 26, 2001 AND AUGUST 27, 2000
--------------------------------------------------------------------------------


                                                                               2002           2001          2000
                                                                               ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  (812,764)  $ (1,193,190)  $    639,244
   Adjustments to reconcile net income to net cash provided by operating activities:
      Loss on sale of subsidiary                                           2,505,919              -              -
      Depreciation                                                         1,275,688      2,049,356      2,090,316
      Amortization                                                                 -        337,360        291,951
      Loss (gain) on sale of property, plant, and equipment
         and other assets                                                      1,430       (123,279)      (393,843)
      Deferred taxes                                                      (2,183,419)             -              -
      Increase (decrease) in pension liability                                     -              -       (347,437)
      Fair market value impairment of equipment                                    -        150,859              -
      Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                              (354,430)     1,934,229       (750,930)
           Inventories                                                       556,964      1,153,931        753,554
           Prepaid and other current assets                                   58,981         46,327        (75,728)
         (Decrease) increase in accounts payable and accrued expenses     (1,125,698)    (1,721,328)      (245,666)
                                                                         ------------  -------------  -------------
           Net cash provided by (used in) operating activities               (77,329)     2,634,265      1,961,461

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant, and equipment                             (6,689)      (189,928)      (483,801)
      Proceeds from sale of equipment and other assets                         4,421      2,400,000        746,165
      Purchase of subsidiaries, net of cash assumed                                -              -        (27,000)
      Sale of subsidiary                                                   3,241,790              -              -
                                                                         -----------   ------------   ------------
      Net cash provided by investing activities                            3,239,522      2,210,072        235,364

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                                      -      5,379,844     13,021,304
   Payments of long-term debt                                             (2,054,563)   (10,222,189)   (15,385,229)
   Issuance of common stock                                                        -              -         41,812
                                                                         -----------   ------------   ------------
      Net cash provided by (used in) financing activities                 (2,054,563)    (4,842,345)    (2,322,113)
                                                                         ------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,107,630          1,992       (125,288)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 8,292          6,300        131,588
                                                                         -----------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 1,115,922   $      8,292   $      6,300
                                                                         ===========   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                           $   385,676   $    846,631   $  1,004,800
      Income taxes                                                                 -          7,500         32,383
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                         606,618        322,671        432,625
      Acquisition related debt                                                     -        340,600        750,000


See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 25, 2002, AUGUST 26, 2001 AND AUGUST 27, 2000
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business Description -- WSI Industries, Inc. is involved in the precision contract metal machining business primarily serving the recreational vehicle, aerospace/avionics and computer industries.

       Fiscal Year - WSI Industries, Inc. and Subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2002, 2001 and 2000 each consisted of 52 weeks.

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

       Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs consist of material, direct labor, and manufacturing overhead. The Company's inventories are stated net of valuation allowances of $517,380 and $263,272 at August 25, 2002 and August 26, 2001, respectively.

       Depreciation - The cost of substantially all equipment is being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

       Machinery and equipment                        3 to 10 years
       Transportation equipment                             3 years

       The Company evaluates long-term assets on a periodic basis in compliance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount.

       During 2001, the Company determined that some excess equipment that is currently on consignment to be sold was worth less than its net book value. The Company has written the book value of the related equipment to its estimated fair market value. In 2001, the Company recognized approximately $150,000 in expense related to this impairment.

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

       Use of Estimates - The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in those financial statements consist of estimates related to the impairment of goodwill as well as to the valuation allowance connected to the deferred tax assets.

       Earnings per Share -- Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding.

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

       Recently Issued Accounting Standards -- In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The Company adopted the standards in the first quarter of fiscal 2002.

2.     DIVESTITURE

       On February 22, 2002, the Company completed the asset sale of one of its subsidiaries, Bowman Tool & Machining, Inc., to W. Bowman Consulting Company, an affiliate of the prior owner of Bowman. The Company received approximately $3.1 million in cash from the sale, with the buyer also assuming another $3.4 million in long-term debt (including capital leases) in exchange for substantially all the assets of Bowman Tool. The buyer also assumed any remaining liabilities associated with amounts due on the non-compete and employment agreements that were a result of the original 1999 Bowman acquisition. The Company retained approximately $629,000 in accounts payable and accrued liabilities that were not part of the sale.

       The Company recognized a loss from the sale of Bowman of approximately $2.5 million. The loss consisted of the $6.7 million in cash and debt assumed offset by accounts receivable and inventory purchased of $1.25 million, net book value of property and equipment purchased of $3.8 million, goodwill also of $3.8 million as well as $350,000 of costs associated with closing the deal.

       The sale was completed at the close of the last business day of the second quarter, so the consolidated statement of operations reflects six months of activity for Bowman up through that date.

3.     DEBT

       Long-term debt consisted of the following:

                                                                August 25, 2002      August 26, 2001
                                                                ---------------      ---------------

       Bank term debt                                            $             -      $    1,142,856
       Subordinated promissory note                                    1,108,376           3,597,256
       Capitalized lease obligations (Note 4)                          1,024,682           2,287,411
                                                                 ---------------      --------------
                                                                       2,133,058           7,027,523
       Less current portion                                              735,143           2,916,061
                                                                 ---------------      --------------
       Long-term debt                                            $     1,397,915      $    4,111,462
                                                                 ===============      ==============


       With the proceeds from the Bowman sale described in Note 2, the Company paid off all amounts due under its bank credit and security agreement. At August 25, 2002, the Company did not have a bank lending arrangement.

       Prior to the Bowman sale, the Company had a term note and line of credit with a bank. The agreement required principal payments of $52,381 per month with interest on the term debt calculated at the bank's base rate (6.50% at August 26, 2001) plus .75% paid monthly. Interest on the line of credit was at the base rate plus .5%. At August 26, 2001 there was no balance outstanding on the line of credit.

       In connection with the acquisitions of Bowman Tool & Machining, Inc. and Taurus Numeric Tool, Inc., the Company entered into Subordinated Promissory Notes with the sellers of the respective companies. The agreements call for quarterly interest payments at 7.75%. As described in
       Note 2, the Bowman subordinated note was assumed by the buyer. The note in connection with the Taurus transaction is due in three equal annual installments commencing February 15, 2002. The note is subordinated to all past and future bank debt, but is collateralized by equipment.

       Maturities of long-term debt, excluding capital lease obligations, for the fiscal years subsequent to August 25, 2002 are as follows:


                                                2003                $    554,188
                                                2004                     554,188
                                                                    ------------
                                                                    $  1,108,376
                                                                    ============

4.     COMMITMENTS

       Leases - Included in the consolidated balance sheet at August 25, 2002 are cost and accumulated depreciation on equipment subject to capitalized leases of $1,788,730 and $857,614, respectively. At August 26, 2001, the amounts were $6,174,337 and $3,916,359, respectively. As described in
       Note 2, the purchaser of Bowman Tool assumed capital leases with a present value of net minimum payment of $1.5 million.

       The present value of the net minimum payments on capital leases as of August 25, 2002 is as follows:

                                                                                           Capital
                                                                                           Leases
                                                                                           -------
        Fiscal years ending August:
          2003                                                                        $    253,935
          2004                                                                             253,935
          2005                                                                             240,268
          2006                                                                             171,936
          2007                                                                             171,935
          Thereafter                                                                       170,657
                                                                                      ------------
       Total minimum lease payments                                                      1,262,666
       Less amount representing interest                                                   237,984
                                                                                      ------------
       Present value of net minimum lease payments                                       1,024,682
       Current portion                                                                     180,955
                                                                                      ------------
       Capital lease obligation, less current portion                                 $    843,727
                                                                                      ============

       The Company leases its Taurus facility under an operating lease that expires in February 2003 with a monthly base rent of $9,640. Operating expenses and real estate taxes are paid by the Company.

       The Company also leases its various storage facilities on a month-to-month basis for a monthly base rent of $1,641.

       Future minimum lease payments for operating leases are:

       Fiscal years ending August:
          2003                                                                        $     54,700
                                                                                      ------------
       Total minimum lease payments                                                   $     54,700
                                                                                      ============

       Rent expense of approximately $286,000, $437,000, and $386,000 have been charged to operations for the years ended August 25, 2002, August 26, 2001 and August 27, 2000, respectively.

5.     STOCK OPTIONS

       Stock Options - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

       In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. At August 25, 2002, 106,166 shares remained reserved and available for grant under the plan.

       Option transactions during the three years ended August 25, 2002 are summarized as follows:


                                                              1987 Stock                      1994 Stock
                                                              Option Plan                     Option Plan
                                                      --------------------------        -----------------------
                                                                      Average                        Average
                                                       Shares         Price             Shares       Price
                                                       ------         ----------        ----------   ---------
       Outstanding at August 29, 1999                   123,000       $  2.33             259,000    $    4.78
          Granted                                             -                            55,000         4.13
          Lapsed                                         (5,000)         3.63              (9,000)        4.56
          Exercised                                           -                           (13,500)        3.62
                                                      ---------                           -------

       Outstanding at August 27, 2000                   118,000          2.26             291,500         4.71

          Granted                                                                          59,000         2.97
          Lapsed                                         (9,000)         2.60             (34,000)        4.23
                                                      ---------                         ---------

       Outstanding at August 26, 2001                   109,000          2.20             316,500         4.44
                                                      ---------                         ---------

          Granted                                             -                           103,000         1.43
          Lapsed or Cancelled                                 -                           (97,500)        5.04
                                                      ---------                         ---------

       Outstanding at August 25, 2002                   109,000       $  2.20             322,000    $    3.30
                                                      =========                         =========

        The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 2002, fiscal 2001 and fiscal 2000 as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.

                                                2002                 2001               2000
                                                ----                 ----               ----
        Dividend yield                           None                 None                None
        Expected volatility                     60.9%                55.7%               38.6%
        Risk free interest rate                 3%-4%                 5.5%                6.0%
        Expected term                      5-10 years             10 years            10 years

        The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                                   Years ended
                                                     -------------------------------------------------------------------
                                                       August 25, 2002           August 26, 2001        August 27, 2000
                                                       ---------------           ---------------        ---------------
        Net Income (loss):
           As reported                                 $   (812,764)             $   (1,193,190)         $     639,244
           Pro forma                                   $   (907,449)             $   (1,417,714)         $     383,094

        Income (loss) per basic common share:
           As reported                                 $       (.33)             $         (.48)         $         .26
           Pro forma                                   $       (.37)             $         (.58)         $         .16

        Income per diluted common share:
           As reported                                 $       (.33)             $         (.48)         $         .25
           Pro forma                                   $       (.37)             $         (.58)         $         .15

        As of August 25, 2002, there were 93,000 options outstanding with exercise prices between $1.30 and $1.44, 147,000 options outstanding with exercise prices between $2.00 and $2.94, 56,000 shares with exercise prices between $3.00 and $3.88 and 135,000 options outstanding with exercise prices between $4.13 and $5.50. At August 25, 2002, outstanding options had a weighted-average remaining contractual life of 5 years.

        The numbers of options exercisable as of August 25, 2002, August 26, 2001 and August 27, 2000 were 354,000, 348,500, and 304,920 respectively, at weighted average share prices of $3.28, $3.88, and $3.81 per share, respectively.


6.      INCOME TAXES

        Income tax expense (benefit) consisted of the following:

                                                                             Years Ended
                                                   -----------------------------------------------------------
                                                       August 25,              August 26,          August 27,
                                                          2002                    2001                2000
                                                          ----                    ----                ----
       Currently payable:
          Federal                                  $           -           $           -         $      20,000
          State                                            4,300                   3,000                 6,900
                                                   -------------           -------------         -------------
                                                           4,300                   3,000                26,900
       Deferred:
          Federal                                     (2,090,861)                      -                     -
          State                                          (92,558)                      -                     -
                                                   -------------           -------------         -------------
          Total                                    $  (2,179,119)          $       3,000         $      26,900
                                                   =============           =============         =============

        A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                                                          Years Ended
                                                                       ------------------------------------------------
                                                                         August 25,       August 26,       August 29,
                                                                            2002             2001             2000
                                                                            ----             ----             ----

       Ordinary federal income tax statutory rate                            (35.0)%           35.0%             35.0%
       Limitation on (utilization of) tax assets                              35.0            (35.0)            (32.0)
       Change in valuation allowance                                         (72.2)             -                 -
       State income taxes, and other                                           (.6)              .3               1.0
                                                                         ----------       ---------         ---------
       Taxes provided                                                        (72.8)%             .3%              4.0
                                                                         ==========       =========         =========

       Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                                   Year ended August 25,  Year ended August 26,
                                                                           2002                   2001
                                                                   ---------------------  ---------------------
       DEFERRED TAX ASSETS
       Accrued liabilities                                         $        8,388         $       21,746
       Inventory valuation accruals                                       175,909                 89,547
       Net operating loss carryforwards                                 1,633,467              1,043,878
       Tax credit carryforwards                                           576,638                530,265
       Other                                                               95,613                201,118
                                                                   --------------         --------------
                                                                        2,490,015              1,886,554
       DEFERRED TAX LIABILITIES
       Tax depreciation and amortization greater than book
                                                                          328,836                586,294
                                                                   --------------         --------------
       Net deferred tax assets                                          2,161,179              1,300,260
       Valuation allowance                                                      -             (1,300,260)
                                                                   --------------         --------------
       Net Deferred Tax Asset                                      $    2,161,179         $            -
                                                                   ==============         ==============

       The valuation allowance for net deferred tax assets was eliminated in 2002. The elimination was based on improved operating results in the fourth quarter of 2002, as well as projected operating results for 2003 and beyond. Correspondingly, the Company determined that it was more likely than not that it will be able to generate taxable income in the future to offset these deductions and carryforwards.

       As of August 25, 2002, the Company had federal net operating loss carryforwards of approximately $4,549,000 expiring in 2009-2022. Also as of August 25, 2002, the Company had $525,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

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

       Net periodic pension cost consisted of the following:

                                                                                   Year Ended
                                                                                -------------------
                                                                                        2000
                                                                                        ----
       Service cost - benefits earned during the year                           $         128,699
       Interest cost on projected benefit obligation                                      566,664
       Actual return on plan assets                                                      (712,904)
       Net amortization and deferral                                                       24,969
                                                                                -----------------
       Net periodic pension cost                                                $           7,428
                                                                                =================

       The Company maintains a 401(k) profit sharing and retirement savings plan that all employees are eligible to participate in. Contributions charged to operations for fiscal 2002, 2001, and 2000, were approximately $102,233, $151,383 and $146,184, respectively.

8.     INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

       The Company had sales to four customers which exceeded 10 percent of total sales during any one of fiscal years 2002, 2001 or 2000 as listed below:

                                                   Fiscal Year Sales
                        ----------------------------------------------------------------------

                        Customer               2002              2001               2000
                        --------               ----              ----               ----
                            #1             $4,782,000       $   2,510,000       $   3,406,000
                            #2              4,119,000          11,493,000          17,084,000
                            #3              1,314,000           2,265,000           2,970,000
                            #4                      -             729,000           3,108,000

9.     EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                2002                  2001               2000
                                                                ----                  ----               ----
       Net Income (Loss)                                  $    (812,764)        $  (1,193,190)      $    639,244
                                                          =============         =============       ============
       Denominator for earnings per share:

          Weighted average shares;
          denominator for basic earnings
          per share                                           2,465,229             2,465,229          2,461,980

          Effect of dilutive securities;
          employee and nonemployee options                            -                     -             73,217
                                                          -------------         -------------       ------------

          Dilutive common shares;
          denominator for diluted earnings
          per share                                          2,465,229             2,465,229           2,535,197

       Basic (loss) income per share                      $       (.33)         $       (.48)       $        .26
                                                          ============          ============        ============

       Dilutive income (loss) per share                   $       (.33)         $       (.48)       $        .25
                                                          ============          ============        ============


10.    GOODWILL AND INTANGIBLE ASSETS

       In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

       The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Effective with the August 27, 2001 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The company has performed its transitional impairment test in conjunction with the adoption of FAS 142 and determined that no charge is warranted.

       Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                       August 25, 2002           August 26, 2001
                                                       ---------------           ---------------
         Goodwill                                      $    2,428,264             $   6,329,763
         Less accumulated amortization                        308,595                   647,609
                                                       --------------             -------------
                                                       $    2,119,669             $   5,682,154
                                                       ==============             =============
         Other identifiable intangibles:
              Organization Costs                       $      285,000             $     555,000
              Less accumulated amortization                    36,217                    63,996
                                                       --------------             -------------
                                                       $      248,783             $     491,004
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

       With the adoption of FAS 142 the Company ceased amortization of goodwill as of August 27, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                                               Years ended
                                                      -------------------------------------------------------------

                                                         August 25, 2002       August 26, 2001       August 27,2000
                                                       -----------------     -----------------       --------------

       Reported net income (loss) per share            $       (812,764)     $     (1,193,190)          $   639,244

       Add back amortization                                          -               337,360               291,951
                                                       ----------------      ----------------           -----------
       Adjusted net income (loss) per share            $       (812,764)     $       (855,830)          $   931,195
                                                       ================      ================           ===========

       Diluted net income (loss) per share:
       Reported net income (loss)                      $           (.33)     $           (.48)           $      .25
       Goodwill amortization                                          -                   .14                   .12
                                                       -----------------     ----------------            ----------
       Adjusted net income (loss) per share            $           (.33)     $           (.34)           $      .27
                                                       ================      ================            ==========

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                BALANCE AT            NET ADDITIONS                                  BALANCE AT
                                 BEGINNING             CHARGED TO                NET                   END OF
     DESCRIPTION                 OF PERIOD          COST AND EXPENSES        DEDUCTIONS                PERIOD
     -----------                ----------          -----------------        ----------              ----------

Reserves deducted from
assets to which it applies:

   ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:

   Year ended
      August 27, 2000         $          27,500      $                0      $           0         $       27,500
                              =================      ==================      =============         ==============

   Year ended
      August 26, 2001         $          27,500      $                0      $           0         $       27,500
                              =================      ==================      =============         ==============

   Year ended
      August 25, 2002         $          27,500      $                0      $      16,747         $       10,753
                              =================      ==================      =============         ==============

   ALLOWANCE FOR
      EXCESS OR
      OBSOLETE
      INVENTORY:


   Year ended
      August 27, 2000         $         155,000      $           74,717      $      97,928   (1)   $      131,789
                              =================      ==================      =============         ==============

   Year ended
      August 26, 2001         $         131,789      $          131,583      $           0   (1)   $      263,372
                              =================      ==================      =============         ==============

   Year ended
      August 25, 2002         $         263,372      $          301,327      $      47,319   (2)   $      517,380
                              =================      ==================      =============         ==============

(1)     Write-offs of excess or obsolete inventory.

(2)     Allowance written off when subsidiary was sold.