Form 10-Q
period 2002-11-24
WSI INDUSTRIES INC
filed 2003-01-08
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             November 24, 2002
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

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

                                 (763) 428-4308
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Yes    X         No
             --------        --------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes             No      X
             --------        --------

         2,465,229 shares of Common Stock were outstanding as of December 31, 2002.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.
                                                                                             -------

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets November 24, 2002 (Unaudited)
                  and August 25, 2002                                                           3

                  Condensed Consolidated Statements of Income
                  Thirteen weeks ended November 24, 2002 and
                  November 25, 2001 (Unaudited)                                                 4

                  Condensed Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 24, 2002 and
                  November 25, 2001 (Unaudited)                                                 5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)        6, 7, 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  9, 10,11

         Item 4.  Controls and Procedures                                                      11

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                                             11

         Signatures

         Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                                            NOVEMBER 24,        AUGUST 25,
                                                                                      2002               2002
                                                                                      ----               ----
CURRENT ASSETS:
   Cash and cash equivalents                                                     $     1,331,462   $     1,115,922
   Accounts receivable                                                                 1,102,389         1,154,587
   Inventories                                                                           821,183           763,323
   Prepaid and other current assets                                                       17,132            33,990
   Deferred tax assets                                                                   182,495           184,925
                                                                                 ---------------   ---------------
         Total current assets                                                          3,454,661         3,252,747
                                                                                 ---------------   ---------------

Property, plant and equipment, net                                                     2,052,539         2,201,692
                                                                                 ---------------   ---------------

Deferred tax assets                                                                    1,956,749         1,976,254
                                                                                 ---------------   ---------------

Intangible assets, net                                                                 2,368,452         2,368,452
                                                                                 ---------------   ---------------
                                                                                 $     9,832,401   $     9,799,145
                                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                        $       404,438   $       465,286
   Accrued compensation and employee withholdings                                        232,457           171,025
   Miscellaneous accrued expenses                                                        128,378            90,439
   Current portion of long-term debt                                                     738,726           735,143
                                                                                 ---------------   ---------------
         Total current liabilities                                                     1,503,999         1,461,893
                                                                                 ---------------   ---------------

Long-term debt, less current portion                                                   1,350,415         1,397,915
                                                                                 ---------------   ---------------


STOCKHOLDERS' EQUITY:
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding 2,465,229 shares                          246,523           246,523
   Capital in excess of par value                                                      1,640,934         1,640,934
   Retained earnings                                                                   5,090,530         5,051,880
                                                                                 ---------------   ---------------
         Total stockholders' equity                                                    6,977,987         6,939,337
                                                                                 ---------------   ---------------
                                                                                 $     9,832,401   $     9,799,145
                                                                                 ===============   ===============

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                            13 weeks ended
                                                                                    ---------------------------------
                                                                                      November 24,    November 25,
                                                                                          2002            2001
                                                                                    --------------   ---------------
Net sales                                                                            $ 2,434,293       $ 3,811,208

Cost of products sold                                                                  1,972,831         3,371,017
                                                                                     -----------       -----------

     Gross margin                                                                        461,462           440,191

Selling and administrative expense                                                       378,869           547,932
Interest and other income                                                                (18,974)           (3,297)
Interest and other expense                                                                40,982           142,559
                                                                                     -----------       -----------
Earnings (loss) from operations
  before income taxes                                                                     60,585          (247,003)

Income tax expense                                                                        21,935                 -
                                                                                     -----------       -----------

Net earnings (loss)                                                                  $    38,650       $  (247,003)
                                                                                     ===========       ===========

Basic earnings (loss) per share                                                      $       .02       $      (.10)
                                                                                     ===========       ===========

Diluted earnings (loss) per share                                                    $       .02       $      (.10)
                                                                                     ===========       ===========

Weighted average number of
  common shares                                                                        2,465,229         2,465,229
                                                                                     ===========       ===========

Weighted average number of
  common and dilutive potential
  common shares                                                                        2,465,229         2,465,229
                                                                                     ===========       ===========


See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   13 weeks ended
                                                                          --------------------------------
                                                                             November 24,     November 25,
                                                                                2002             2001
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                   $      38,650     $    (247,003)
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Depreciation and amortization                                      158,508           489,969
              Deferred taxes                                                      21,935                 -
         Changes in assets and liabilities:
              Decrease in accounts receivable                                     52,198            77,350
              Increase in inventories                                            (57,861)          (13,802)
              Decrease in prepaid expenses                                        16,859            21,939
              Increase (decrease) in accounts payable and
                 accrued expenses                                                 38,524          (121,289)
                                                                           -------------     --------------
         Net cash provided by operations                                         268,813           207,164
                                                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                    (9,356)                -
                                                                           --------------    -------------
         Net cash used in investing activities                                    (9,356)                -
                                                                           --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt and revolving facility                           (43,917)         (208,603)
                                                                           --------------    --------------
         Net cash used in financing activities                                   (43,917)         (208,603)
                                                                           --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             215,540            (1,439)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,115,922             8,292
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $   1,331,462     $       6,853
                                                                           =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                                          $      41,217     $     143,959
         Income taxes                                                      $           -     $           -

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of machinery through capital lease                        $           -     $     606,618

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  The condensed consolidated balance sheet as of November 24, 2002, the condensed consolidated statements of operations for the thirteen weeks ended November 24, 2002 and November 25, 2001 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The condensed balance sheet at August 25, 2002 is derived from the audited balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.       SALE OF SUBSIDIARY:

                  On February 22, 2002, the Company completed the asset sale of one of its subsidiaries, Bowman Tool & Machining, Inc. ("Bowman"), to
         W. Bowman Consulting Company, an affiliate of the prior owner of Bowman. The Company received approximately $3.1 million in cash from the sale, with the buyer also assuming another $3.4 million in long-term debt and purchasing $1.2 million in accounts receivable and inventory. The buyer also assumed any remaining liabilities associated with amounts due on the non-compete and employment agreements that were a result of the Company's original acquisition of Bowman in 1999. The sale included substantially all of the assets of Bowman. The Company retained approximately $629,000 in Bowman-related accounts payable and accrued liabilities.

                  The Bowman sale was completed at the close of the last working day of the second quarter of fiscal 2002. Correspondingly, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the 13 weeks ended November 25, 2001 reflect Bowman operations during that period.

3.       DEBT AND LINE OF CREDIT:

                  Pursuant to the Bowman transaction, the Company paid off its credit and security agreement with its bank. The agreement has been terminated and no further amounts may be borrowed against it. See Note 6 for information about the Company's new loan agreement closed subsequent to the end of the quarter ending November 24, 2002.

                  The Company issued a Subordinated Promissory Note in the original amount of $1.7 million on February 15, 1999 in connection with its acquisition of Taurus Numeric Tool, Inc. ("Taurus"). The note bears interest at 7.75% payable quarterly. Principal payments are due in three annual installments commencing February 15, 2002. During the third quarter of fiscal 2002, the Company made the first payment of $554,000 and correspondingly, the principal balance remaining was $1.1 million at November 24, 2002.

                  With the acquisition of Taurus, the seller was able to earn an additional amount based on the profitability of Taurus for the period February 15, 1999 to February 15, 2000. No amount was earned. The contingent payment terms were detailed in the purchase agreement and did not require continued employment of the former principal to be earned.

                  WSI Industries also issued a Subordinated Promissory Note in connection with the original 1999 Bowman acquisition in the amount of $1.9 million. With the completion of the sale of Bowman to an affiliate of the prior owner as described in Note 2, the Subordinated Promissory Note was assumed by the affiliate of the prior owner, and no further amounts are due.

                  The Company also has capitalized lease debt of approximately $981,000, with monthly payments due of $21,000 expiring between 2005 and 2008.

4.       EARNINGS PER SHARE:

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Thirteen weeks ended
                                                          ------------------------------------------
                                                           November 24,               November 25,
                                                                2002                       2001
                                                                ----                       ----
Numerator for basic and diluted
  earnings per share:
     Net Earnings (loss)                                     $    38,650              $  (247,003)
                                                             ===========              ===========

Denominator:
     Denominator for basic earnings
     per share - weighted average shares                       2,465,229                2,465,229

Effect of dilutive securities:
Employee and non-employee options                                      -                        -
                                                             -----------              -----------

     Dilutive common shares
     Denominator for diluted earnings
     per share                                                 2,465,229                2,465,229
                                                             ===========              ===========

         Basic earnings (loss) per share                  $        .02              $         (.10)
                                                          ============              ===============

         Diluted earnings (loss) per share                $        .02              $         (.10)
                                                          ============              ===============

5.       GOODWILL AND INTANGIBLE ASSETS:

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

                  The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Effective with the August 27, 2001 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company has performed its transitional impairment test in conjunction with the adoption of FAS 142 and has determined no charge is warranted.

                  Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                November 24,      November 25,
                                                    2002              2001
                                                ------------------------------
Goodwill                                        $2,428,264          $6,329,763
Less accumulated amortization                      308,595             647,609
                                                ------------------------------
                                                $2,119,669          $5,682,154
                                                ==============================
Other identifiable intangibles:

     Organization Costs                         $  285,000          $  555,000
     Less accumulated amortization                  36,217              63,996
                                                ------------------------------
                                                $  248,783          $  491,004
                                                ==============================


6.       SUBSEQUENT EVENT:

                  On December 4, 2002, subsequent to the quarter ending November 24, 2002, the Company closed a revolving credit agreement in the maximum amount of $1 million with a new bank. Interest on any balance owing is at prime plus .25%. The credit agreement is secured by all assets of the Company. The credit agreement expires December 31, 2003.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

Results of Operations:

                  As discussed in Note 2 of the Condensed Consolidated Financial Statements, the Company sold substantially all of the assets of its subsidiary, Bowman Tool & Machinery, Inc. ("Bowman"), on February 22, 2002. Correspondingly, the effects of the Bowman operation are included in the results of operations for the first quarter of fiscal 2002, and not included in 2003.

                  Net sales were $2,434,000 for the quarter ending November 24, 2002, a decrease of 36% or $1,377,000 from the same period of the prior year. The drop was due to the absence of Bowman sales. Sales for the Company's remaining division, Taurus Numeric Tool, Inc. ("Taurus") increased 5% in the first quarter versus the prior year.

                  Gross margin increased to 19% for the quarter ending November 24, 2002 versus 12% in the year ago period. The gross margin improvement was related partially to the absence of Bowman, but also came from improved margins at Taurus due to increased manufacturing efficiencies.

                  Selling and administrative expense of $379,000 for the quarter ending November 24, 2002 was $169,000 lower than in the prior year period due to the sale of Bowman, as well as positive effects from the reduction of overhead from consolidation efforts made after the Bowman sale. Selling and administrative expense was negatively affected by $60,000 of costs associated with a proxy contest that the Company was involved in. The proxy contest was resolved by the end of the quarter.

                  Interest expense in the first quarter of fiscal 2003 was $41,000, which was $102,000 less than the fiscal 2002 first quarter amount of $143,000. The decrease is attributable to the reduced levels of debt in fiscal 2003, due to the sale of Bowman and the elimination of the corresponding debt.

                  The Company recorded income tax expense at an effective tax rate of 36% for the quarter ended November 24, 2002.

Liquidity and Capital Resources:

                  On November 24, 2002, working capital was $1,951,000 compared to $1,791,000 at August 25, 2002. The ratio of current assets to current liabilities at November 24, 2002 was 2.30 to 1.0 compared to
         2.23 to 1.0 at August 25, 2002. The Company generated $269,000 in cash from operations in the first quarter of fiscal 2003.

                  As discussed in the Notes to Consolidated Financial Statements, the Company paid off and terminated its Credit and Security Agreement after the sale of Bowman. The Company has subsequently closed on a new $1,000,000 revolving credit facility with a new bank with interest at prime plus .25%.

                  As also described in the Notes, on February 15, 1999, in connection with the Company's acquisition of its Taurus subsidiary, the Company issued a subordinated promissory note to the seller in an initial amount of $1,663,000. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002, with a balance of $1,109,000 at November 24, 2002.

                  It is the Company's belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements during fiscal 2003.

Cautionary Statement:

                  Statements included in this Form 10-Q, in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's letters to shareholders, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; and (iii) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

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

         (b) Changes in Internal Controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II. OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         A.       The following exhibits are included herein:

                  Exhibit 10.1 Loan Agreement between Excel Bank Minnesota and the Company.

                  Exhibit 99.1 Certificate pursuant to 18 U.S.C. Section 1350.

         B.       Reports on Form 8-K:
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WSI INDUSTRIES, INC.



Date:  January 8, 2003                    /s/ Michael J. Pudil
       ---------------                 -----------------------------------------
                                       Michael J. Pudil, President & CEO



Date:  January 8, 2003                    /s/ Paul D. Sheely
       ---------------                 -----------------------------------------
                                       Paul D. Sheely, Vice President & CFO

CERTIFICATIONS

I, Michael J. Pudil, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WSI Industries, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 8, 2003                      /s/ Michael J. Pudil
      ---------------                      -------------------------------------
                                           President and Chief Executive Officer

I, Paul D. Sheely, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WSI Industries, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 8, 2003                               /s/ Paul D. Sheely
       ---------------                               ---------------------------
                                                     Chief Financial Officer