Form 10-Q
period 2003-02-23
WSI INDUSTRIES INC
filed 2003-04-04
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended                 February 23, 2003
                               -------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number              0-619
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
         Yes  X    No
             ---      ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes       No  X
             ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,465,229 Common Shares were outstanding as of March 31, 2003.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                     Page No.
                                                                                     -------

PART I. FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets February 23, 2003
                  (Unaudited) and August 25, 2002                                          3

                  Condensed Consolidated Statements of Operations
                  Thirteen and Twenty-Six weeks ended February 23, 2003 and
                  February 24, 2002 (Unaudited)                                            4

                  Condensed Consolidated Statements of Cash Flows
                  Twenty-Six weeks ended February 23, 2003 and
                  February 24, 2002 (Unaudited)                                            5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)      6, 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                             8, 9, 10

         Item 4.  Controls and Procedures                                                 11

PART II. OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of the Security Holders                 11

         Item 6.  Exhibits and Reports on Form 8-K                                        11

         Signatures                                                                       12

         Certifications                                                           13, 14, 15

Part I. Financial Information

        Item 1.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               FEBRUARY 23,    AUGUST 25,
ASSETS                                                             2003           2002
------                                                         ------------   ------------

      CURRENT ASSETS:
           Cash and cash equivalents                           $    579,140   $  1,115,922
           Accounts receivable                                    1,305,740      1,154,587
           Inventories                                              693,038        763,323
           Prepaid and other current assets                          35,836         33,990
           Deferred tax assets                                      179,768        184,925
                                                               ------------   ------------
               Total Current Assets                               2,793,522      3,252,747
                                                               ------------   ------------

      Property, Plant and Equipment - Net                         2,036,254      2,201,692
                                                               ------------   ------------

      Deferred tax assets                                         1,921,276      1,976,254
                                                               ------------   ------------

      Intangible assets, net                                      2,368,452      2,368,452
                                                               ------------   ------------

                                                               $  9,119,504   $  9,799,145
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Trade accounts payable                              $    599,813   $    465,286
           Accrued compensation and employee withholdings           229,249        171,025
           Miscellaneous accrued expenses                            31,455         90,439
           Current portion of long-term debt                        465,286        735,143
                                                               ------------   ------------
               Total Current Liabilities                          1,325,803      1,461,893
                                                               ------------   ------------

      Long term debt, less current portion                          747,787      1,397,915
                                                               ------------   ------------

      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share;
               authorized 10,000,000 shares; issued and
               outstanding 2,465,229 shares                         246,523        246,523
           Capital in excess of par value                         1,640,934      1,640,934
           Retained earnings                                      5,158,457      5,051,880
                                                               ------------   ------------
               Total Stockholders' Equity                         7,045,914      6,939,337
                                                               ------------   ------------
                                                               $  9,119,504   $  9,799,145
                                                               ============   ============

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            13 weeks ended                  26 weeks ended
                                     ----------------------------    ----------------------------
                                     February 23,    February 24,    February 23,    February 24,
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
Net sales                            $  2,359,109    $  4,653,168    $  4,793,402    $  8,464,376

Cost of products sold                   1,947,275       4,118,852       3,920,105       7,489,868
                                     ------------    ------------    ------------    ------------

Gross margin                              411,834         534,316         873,297         974,508

Selling and administrative expense        310,382         649,091         689,251       1,197,022
Loss on sale of subsidiary                     --       2,505,920              --       2,505,920
Interest and other income                 (43,375)         (5,207)        (62,349)         (8,504)
Interest and other expense                 38,701         132,858          79,683         275,419
                                     ------------    ------------    ------------    ------------
Earnings (loss) from operations
  before income taxes                     106,126      (2,748,346)        166,712      (2,995,349)

Income tax expense                         38,200              --          60,135              --
                                     ------------    ------------    ------------    ------------

Net earnings (loss)                  $     67,926    $ (2,748,346)   $    106,577    $ (2,995,349)
                                     ============    ============    ============    ============

Basic and diluted
  earnings (loss) per share          $        .03    $      (1.11)   $        .04    $      (1.22)
                                     ============    ============    ============    ============

Weighted average number of
common shares                           2,465,229       2,465,229       2,465,229       2,465,229
                                     ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 26 weeks ended
                                                                         ----------------------------
                                                                         February 23,    February 24,
                                                                             2003            2002
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                 $    106,577    $ (2,995,349)
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Loss on sale of subsidiary                                           --       2,505,919
              Depreciation                                                    316,642         962,419
              Deferred taxes                                                   60,135              --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                     (151,153)       (522,113)
              (Increase) decrease in inventories                               70,285         366,488
              (Increase) decrease in prepaid expenses                          (1,846)         53,506
              Increase (decrease) in accounts payable and
                 accrued expenses                                             133,767        (190,824)
                                                                         ------------    ------------
         Net cash provided by operations                                      534,407         180,046

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                               --           6,550
     Purchase of property, plant and equipment                               (151,204)             --
     Sale of subsidiary                                                            --       3,235,262
                                                                         ------------    ------------
         Net cash provided by (used in) investing activities                 (151,204)      3,241,812

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                              (919,985)     (1,420,790)
                                                                         ------------    ------------
         Net cash used in financing activities                               (919,985)     (1,420,790)
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (536,782)      2,001,068

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              1,115,922           8,292
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                     $    579,140    $  2,009,360
                                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                        $     83,331    $    266,946
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                  $         --    $    606,618

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  The condensed consolidated balance sheet as of February 23, 2003, the condensed consolidated statements of operations for the twenty-six weeks ended February 23, 2003 and February 22, 2002 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The condensed consolidated balance sheet at August 25, 2002 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

                  The Bowman sale was completed at the close of the last working day of the second quarter of fiscal 2002. Correspondingly, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended February 22, 2002 reflect Bowman operations during that period.


3.       DEBT AND LINE OF CREDIT:

                  On December 4, 2002, the Company closed on a new revolving credit agreement in the maximum amount of $1 million with a bank. Interest is at prime plus .25%. The credit agreement is secured by all assets of the Company and expires December 31, 2003. The revolver was not accessed during the current quarter and, correspondingly, no amount was owed at the end of the current quarter.

                  The Company issued a Subordinated Promissory Note in the original amount of $1.7 million on February 15, 1999 in connection with its acquisition of Taurus Numeric Tool, Inc. ("Taurus"). The note issued in the Taurus acquisition has been assigned in part such that there are currently two holders of the original Note. The note bears interest at 7.75% payable quarterly. Principal payments are due in three annual installments commencing February 15, 2002. The Company has made the first two scheduled annual payments. In addition to the scheduled payments, the Company reached agreement with one of the note holders to prepay that holder's portion of the 2004 payment. In exchange for the prepayment, the note holder agreed to reduce the final payment by 10% or $27,700. The other note holder's final payment of $277,000 is scheduled to be paid February 15, 2004.

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

                  The Company also has capitalized lease debt of approximately $936,000, with monthly payments due of $21,000 expiring between 2005 and 2008.

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

                  Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                              February 23,   February 22,
                                                  2003           2002
                                              ------------   ------------

Goodwill                                      $  2,428,264   $  2,428,264
Less accumulated amortization                      308,595        308,595
                                              ------------   ------------
                                              $  2,119,669   $  2,119,669
                                              ============   ============
Other identifiable intangibles:
     Organization Costs                       $    285,000   $    285,000
     Less accumulated amortization                  36,217         36,217
                                              ------------   ------------
                                              $    248,783   $    248,783
                                              ============   ============

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

Results of Operations:

                  As discussed in Note 2 of the Condensed Consolidated Financial Statements, the Company sold substantially all of the assets of its subsidiary, Bowman Tool & Machinery, Inc. ("Bowman"), on February 22, 2002. Correspondingly, the effects of the Bowman operation are included in the results of operations for the first two quarters of fiscal 2002, and not included in 2003.

                  Net sales were $2,359,000 for the quarter ending February 23, 2003, a decrease of 49% or $2,294,000 from the same period of the prior year. The drop was due to the absence of Bowman sales. Sales for the Company's remaining division, Taurus Numeric Tool, Inc. ("Taurus") increased 21% in the current quarter versus the prior year.

                  Year to date sales were $4,793,000 compared to $8,464,000 in the prior year. Again, the absence of Bowman sales was the reason for the decrease as sales from Taurus were actually up 21% versus the prior year.

                  Gross margin increased to 17% for the quarter ending February 23, 2003 versus 11% in the year ago period. The gross margin improvement was related partially to the absence of Bowman, but also came from improved margins at Taurus due to increased manufacturing efficiencies. In addition, in fiscal 2002, the Company increased its inventory obsolescence reserve by $255,000 due to the softening of the aerospace market thus hurting the prior year margins.

                  Year to date gross margins of 18% were an increase of 6% over the prior year. The increase in margins were due to the same reasons outlined in the preceding paragraph.

                  Selling and administrative expense of $310,000 for the quarter ending February 23, 2003 was $339,000 lower than in the prior year period due to the sale of Bowman, as well as positive effects from the reduction of overhead from consolidation efforts made after the Bowman sale. Year to date selling and administrative expense of $689,000 was $508,000 lower than the prior year for the same reasons outlined for the current quarter. Current year selling and administrative expense was negatively affected by $60,000 of costs associated with a proxy contest that the Company was involved in. The proxy contest was resolved with all costs incurred by the end of the first quarter.

                  As described in Note 2 of the Notes to Consolidated Financial Statements, the Company completed the asset sale of Bowman Tool and Machining. The sale generated a loss of $2.5 million which was recognized in the prior year's second quarter.

                  Interest expense in the second quarter of fiscal 2003 was $39,000, which was $94,000 less than the fiscal 2002 amount of $133,000. The decrease is attributable to the reduced levels of debt in fiscal 2003, due to the sale of Bowman and the elimination of the corresponding debt. Year to date interest expense is also down for the same reasons.

                  Interest and other income for the current quarter consisted of the $27,700 reduction in the final payment of the subordinated promissory note as described in Note 3 of the Notes to Consolidated Financial Statements, as well as other miscellaneous income.

                  The Company recorded income tax expense at an effective tax rate of 36% for the quarter and six months ended February 23, 2003.

Liquidity and Capital Resources

                  On February 23, 2003, working capital was $1,468,000 compared to $1,791,000 at August 25, 2002. The ratio of current assets to current liabilities at February 23, 2003 was 2.11 to 1.0 compared to
         2.23 to 1.0 at August 25, 2002. The Company generated $534,000 in cash from operations in the first half of fiscal 2003. The Company paid down its total long-term debt by $920,000 in the first half of fiscal 2003 which led to the decrease in working capital.

                  As discussed in the Notes to Consolidated Financial Statements, the Company has closed on a new $1,000,000 revolving credit facility with a new bank with interest at prime plus .25%. No amounts have been borrowed during the first two quarters of fiscal 2003.

                  As also described in the Notes, on February 15, 1999, in connection with the Company's acquisition of its Taurus subsidiary, the Company issued a subordinated promissory note to the seller in an initial amount of $1.7 million. Interest is accrued at a rate of 7.75% paid quarterly. Principal payments are due in three equal annual installments commencing on February 15, 2002. The Company has made the first two scheduled annual payments. In addition to the scheduled payments, the Company reached an agreement with one of the note holders to prepay that holders' 2004 payment. In exchange for the payment, the note holder agreed to reduce the final payment by 10% or $27,700. The other note holder's final payment is scheduled to be paid February 15, 2004.

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


PART II. OTHER INFORMATION:

         Item 4. Submission of Matters to a Vote of Security Holders.

                 A. The Annual Meeting of the Company Stockholders was held on
                    January 9, 2003.

                 B. Directors elected at that meeting were:

                      Paul Baszucki         For  2,280,998     Against  17,321
                      Melvin L. Katten      For  2,279,957     Against  18,362
                      George J. Martin      For  2,279,433     Against  18,886
                      Eugene J. Mora        For  2,279,498     Against  18,821
                      Michael J. Pudil      For  2,274,203     Against  24,116
                      Michael N. Taglich    For  2,280,160     Against  18,159



         Item 6. Exhibits and Reports on Form 8-K:

                 A. The following exhibits are included herein:

                    Exhibit 99.1 Certificate pursuant to 18 U.S.C. Section 1350.

                 B. Reports on Form 8-K:

                    Form 8-K dated November 22, 2002 relating to the settlement of proxy proposals of Michael N. Taglich, Robert F. Taglich,
                    B. Kent Garlinghouse, Dennis Fortin and John R. Wiencek.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WSI INDUSTRIES, INC.



Date:  April 2, 2003               /s/ Michael J. Pudil
       -------------               ---------------------------------------------
                                   Michael J. Pudil, President & CEO



Date:  April 2, 2003               /s/ Paul D. Sheely
       -------------               ---------------------------------------------
                                   Paul D. Sheely, Vice President, Finance & CFO

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

Date:  April 2, 2003                      /s/ Michael J. Pudil
       -------------                      -------------------------------------
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


Date:  April 2, 2003                             /s/ Paul D. Sheely
       -------------                             -------------------------------
                                                 Chief Financial Officer