Form 10-Q
period 2003-05-25
WSI INDUSTRIES INC
filed 2003-06-27
CIK 104897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ------ EXCHANGE ACT OF 1934

For the quarterly period ended                   May 25, 2003
                               -------------------------------------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For  the transition period from                     to
                                --------------------  ---------------------

Commission File Number              0-619
                        --------------------------

                              WSI Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


         Minnesota                                               41-0691607
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I. R. S. Employer
  incorporation of organization)                             Identification No.)

      Osseo, Minnesota                                              55369
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (763) 428-4308
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               Wayzata, Minnesota
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X          No
            ---------        -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes               No   X
            ---------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,451,129 Common Shares were outstanding as of June 27, 2003.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                                Page No.
                                                                                                -------
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets May 25, 2003(Unaudited)
                  and August 25, 2002                                                                  3

                  Condensed Consolidated Statements of Operations
                  Thirteen and Thirty-Nine weeks ended May 25, 2003
                  and May 26, 2002 (Unaudited)                                                         4

                  Condensed Consolidated Statements of Cash Flows
                  Thirty-Nine weeks ended May 25, 2003
                  and May 26, 2002 (Unaudited)                                                         5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                  6, 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         8, 9, 10

         Item 4.  Controls and Procedures                                                             11

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                                                    11

         Signatures                                                                                   11

         Certifications                                                                       12, 13, 14

Part I.   Financial Information

          Item I.  Financial Statements


                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  MAY 25,             AUGUST 25,
ASSETS                                                                             2003                  2002
------                                                                             ----                  ----
                                                                                (Unaudited)
      CURRENT ASSETS:
           Cash and cash equivalents                                         $   1,023,081         $   1,115,922
           Accounts receivable                                                   1,224,817             1,154,587
           Inventories                                                             593,127               763,323
           Prepaid and other current assets                                         53,446                33,990
           Deferred tax assets                                                     155,601               184,925
                                                                             -------------         -------------
               Total Current Assets                                              3,050,072             3,252,747
                                                                             -------------         -------------

      Property, Plant and Equipment -- Net                                       1,883,650             2,201,692
                                                                             -------------         -------------

      Deferred tax assets                                                        1,863,351             1,976,254
                                                                             -------------         -------------

      Intangible assets, net                                                     2,368,452             2,368,452
                                                                             -------------         -------------

                                                                             $   9,165,525         $   9,799,145
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

      CURRENT LIABILITIES:
           Trade accounts payable                                            $     378,204         $     465,286
           Accrued compensation and employee withholdings                          291,389               171,025
           Miscellaneous accrued expenses                                          144,905                90,439
           Current portion of long-term debt                                       469,013               735,143
                                                                             -------------         -------------
               Total Current Liabilities                                         1,283,511             1,461,893
                                                                             -------------         -------------

      Long term debt, less current portion                                         698,387             1,397,915
                                                                             -------------         -------------

      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,458,429 and 2,465,229 shares, respectively                        245,843               246,523
               Capital in excess of par value                                    1,633,386             1,640,934
           Retained earnings                                                     5,304,398             5,051,880
                                                                             -------------         -------------
               Total Stockholders' Equity                                        7,183,627             6,939,337
                                                                             -------------         -------------
                                                                             $   9,165,525         $   9,799,145
                                                                             =============         =============


See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       13 weeks ended                        39 weeks ended
                                            ---------------------------------       -------------------------------
                                                 May 25,            May 26,            May 25,           May 26,
                                                  2003               2002               2003              2002
                                            --------------      -------------       -------------      ------------
Net sales                                   $    3,051,583      $   2,144,586       $   7,844,985    $   10,608,962

Cost of products sold                            2,435,876          1,873,100           6,355,981         9,362,968
                                            --------------      -------------       -------------    --------------

     Gross margin                                  615,707            271,486           1,489,004         1,245,994

Selling and administrative expense                 375,950            366,052           1,065,201         1,563,075
Loss on sale of subsidiary                               -                  -                   -         2,505,918
Interest and other income                          (11,441)            (5,665)            (73,790)          (14,169)
Interest and other expense                          23,164             45,809             102,848           321,228
                                            --------------      -------------       -------------    --------------
Earnings (loss) from operations
  before income taxes                              228,034           (134,710)            394,745        (3,130,058)

Income tax expense                                  82,092                  -             142,227                 -
                                            --------------      -------------       -------------    --------------

Net earnings (loss)                         $      145,942      $    (134,710)      $     252,518    $   (3,130,058)
                                            ==============      ==============      =============    ===============

Basic and diluted loss per share            $          .06      $        (.05)      $         .10    $        (1.27)
                                            ==============      =============       =============    ==============

Weighted average number of
     common shares                               2,462,165          2,465,229           2,464,208         2,465,229
                                            ==============      =============       =============    ==============



See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                      39 weeks ended
                                                                             ------------------------------
                                                                                 May 25,          May 26,
                                                                                  2003             2002
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $     252,518      $ (3,130,058)
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Loss on sale of subsidiary                                               -         2,505,919
              Depreciation                                                       473,986         1,123,162
              Deferred taxes                                                     142,227                 -
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                         (70,230)         (457,101)
              (Increase) decrease in inventories                                 170,196           295,456
              (Increase) decrease in prepaid expenses                            (19,456)           58,741
              Increase (decrease) in accounts payable and
                 accrued expenses                                                 87,748          (931,591)
                                                                           -------------      -------------
         Net cash provided by (used in) operations                             1,036,989          (535,472)
                                                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                                   -             6,550
     Purchase of property, plant and equipment                                  (155,944)           (1,096)
     Sale of subsidiary                                                                -         3,235,262
                                                                           -------------      ------------
         Net cash provided by (used in) investing activities                    (155,944)        3,240,716
                                                                           --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of Company stock                                                    (8,228)                -
     Payments of long-term debt                                                 (965,658)       (2,011,498)
                                                                           --------------     -------------
         Net cash used in financing activities                                  (973,886)       (2,011,498)
                                                                           --------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (92,841)          693,746

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,115,922             8,292
                                                                           -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $   1,023,081      $    702,038
                                                                           =============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     107,260      $    343,605
         Income taxes                                                      $       4,300      $          -
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $           -      $    606,618


See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS:

                  The condensed consolidated balance sheet as of May 25, 2003, the condensed consolidated statements of operations for the thirty-nine weeks ended May 25, 2003 and May 26, 2002 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

                  The Bowman sale was completed at the close of the last working day of the second quarter of fiscal 2002. Correspondingly, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended May 26, 2002 reflect twenty-six weeks of Bowman operations during that period.

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

                  WSI Industries also had a Subordinated Promissory Note in connection with the original 1999 Bowman acquisition in the amount of $1.9 million. With the completion of the sale of Bowman to an affiliate of the prior owner as described in Note 2 of the Condensed Consolidated Financial Statements, the Subordinated Promissory Note was assumed by the affiliate of the prior owner, and no further amounts are due.

                  The Company also has capitalized lease debt of approximately $890,000, with monthly payments due of $21,000 expiring between 2005 and 2008.

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

                  Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                           May 25,          August 25,
                                                            2003               2002
                                                   -------------------------------------

        Goodwill                                      $   2,428,264      $   2,428,264
        Less accumulated amortization                       308,595            308,595
                                                   -------------------------------------
                                                      $   2,119,669      $   2,119,669
                                                   =====================================
        Other identifiable intangibles:
             Organization Costs                       $     285,000      $     285,000
             Less accumulated amortization                   36,217             36,217
                                                   -------------------------------------
                                                      $     248,783      $     248,783
                                                   =====================================

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

                  Net sales were $3,052,000 for the quarter ending May 25, 2003, an increase of 42% or $907,000 from the same period of the prior year. The increase was due to higher sales in the Company's recreational vehicle market.

                  Year to date sales were $7,845,000 compared to $10,609,000 in the prior year. The drop was due to the absence of Bowman sales. Sales for the Company's remaining division, Taurus Numeric Tool, Inc. are up 28% in fiscal 2003 versus 2002 for the same reason described above.

                  Gross margin increased to 20% for the quarter ending May 25, 2003 versus 13% in the year ago period. The gross margin improvement was primarily related to efficiencies created from increased volume.

                  Year to date gross margins of 19% were an increase of 7% over the prior year. The increase in margins were again due to volume efficiencies as well as the absence of Bowman in fiscal 2003.

                  Selling and administrative expense of $376,000 for the quarter ending May 25, 2003 was $10,000 higher than in the prior year. Year to date selling and administrative expense of $1,065,000 was $498,000 lower than the prior year due primarily to the absence of Bowman. Current year selling and administrative expense was negatively affected by $60,000 of costs associated with a proxy contest that the Company was involved in. The proxy contest was resolved with all costs incurred by the end of the first quarter.

                  As described in Note 2 of the Notes to Consolidated Financial Statements, the Company completed the asset sale of Bowman Tool and Machining. The sale generated a loss of $2.5 million which was recognized in the prior year's second quarter.

                  Interest expense in the third quarter of fiscal 2003 was $23,000, which was $23,000 less than the fiscal 2002 amount of $46,000. The decrease is attributable to the reduced levels of debt in fiscal 2003. Year to date interest expense is also down for the same reason.

                  Year to date interest and other income includes a $27,700 reduction in the final payment of the subordinated promissory note as described in Note 3 of the Notes to Consolidated Financial Statements, as well as other miscellaneous income.

                  The Company recorded income tax expense at an effective tax rate of 36% for the quarter and nine months ended May 25, 2003.


Liquidity and Capital Resources:

                  On May 25, 2003, working capital was $1,767,000 compared to $1,791,000 at August 25, 2002. The ratio of current assets to current liabilities at May 25, 2003 was 2.38 to 1.0 compared to 2.23 to 1.0 at August 25, 2002. The Company generated $1,037,000 in cash from operations in the first three quarters of fiscal 2003 which is used to pay down $966,000 of its long term debt.

                  As discussed in the Notes to Consolidated Financial Statements, the Company has closed on a new $1,000,000 revolving credit facility with a new bank with interest at prime plus .25%. No amounts have been borrowed during the first three quarters of fiscal 2003.

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

                  It is the Company's belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the end of fiscal 2004.


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



Date:  June 27, 2003               /s/ Michael J. Pudil
       -------------               ---------------------------------------------
                                   Michael J. Pudil, President & CEO



Date:  June 27, 2003               /s/ Paul D. Sheely
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




Date:  June 27, 2003                               /s/ Michael J. Pudil
       -------------                              ------------------------------
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


Date:  June 27, 2003                                    /s/ Paul D. Sheely
       -------------                                    ------------------------
                                                     Chief Financial Officer