Form 10-K
period 2003-08-31
WSI INDUSTRIES INC
filed 2003-11-26
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period ended from _________ to _________

                          Commission File No. 000-00619

                              WSI INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                     MINNESOTA                              41-0691607
   (State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                       Identification No.)

              18151 TERRITORIAL ROAD
                 OSSEO, MINNESOTA                              55369
     (Address of principal executing offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (763) 428-4308

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes       No  X
   -----    -----

The aggregate market value of the common shares held by non-affiliates of the Registrant on February 21, 2003, the last business day of the Company's most recently completed second quarter was approximately $2,588,000, based upon the closing sale price on that date of $1.05 as reported by the Nasdaq SmallCap System.

Number of shares outstanding of the Company's common stock, par value $.10 per share, as of November 26, 2003 is 2,551,129.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 8, 2004 are incorporated by reference into Part III.

                                   ----------

This form 10-K Report consists of 46 pages (including exhibits); the index to the exhibits is set forth on page 12.

                                     PART I

ITEM 1. BUSINESS

         WSI Industries, Inc. (the "Company") makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission at www.wsci.com.

OVERVIEW

The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portion of Company revenues are derived from machining work for the aerospace/avionics industry and recreational vehicles markets.

On February 15, 1999, the Company purchased Taurus Numeric Tool, Inc. ("Taurus"). Taurus is a precision contract machining company that sells primarily to the recreational vehicle and aerospace and avionics markets.

On August 6, 1999, the Company purchased Bowman Tool & Machining, Inc. ("Bowman"). Bowman is a precision contract machining company serving the agriculture and construction industries. On February 22, 2002, the Company completed the asset sale of Bowman Tool & Machining, Inc. to an affiliate of the prior owner.

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

SALES AND MARKETING

The major markets served by the Company have changed in the past several years because of the Company's decision to sell the Bowman division in fiscal 2002 and concentrate its focus on its Taurus operation. Sales to the agricultural industry were 36% and 21% of total Company sales in fiscal years 2001 and 2002, respectively. Sales to the recreational vehicle market totaled 12%, 37% and 74% in fiscal 2001, 2002 and 2003 respectively. Sales to the aerospace/avionics/defense markets totaled 19%, 17% and 15% in fiscal 2001, 2002 and 2003, respectively. Sales to the construction/power systems market totaled 19% and 10% in fiscal 2001 and 2002, respectively. With the sale of Bowman Tool assets described above, the Company is no longer in the agriculture or construction/power systems markets.

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

CUSTOMERS

Sales in excess of 10 percent of fiscal 2003 consolidated sales were made to Polaris Industries, Inc. and related entities in the amount of $8,034,000 or 74% of Company revenues.

BACKLOG

Approximate dollar backlog at October 15, 2003, August 25, 2002 and August 26, 2001 was $1,899,000, $2,634,000 and $13,108,000 respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The above backlog amounts are believed to be firm, and no appreciable amount of the backlog as of October 15, 2003 is scheduled for delivery later than during the current fiscal year. The October 15, 2003 backlog date and the end of year August dates for 2002 and 2001 are believed to be comparable. Backlog continues to decrease from year to year as customer order schedules are tighter. The decrease in the level of backlog is not indicative of future yearly sale increases or decreases. In addition a significant portion of the decrease from 2001 to 2002 relates to the sale of the Bowman Tool assets, and the business that they corresponded to, as described in the overview section above.

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

EMPLOYEES

At August 31, 2003, the Company had 40 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has no operations in any foreign country. In 2003, 2002 and 2001, sales to companies in Mexico amounted to $693,000, $1,686,000 and $2,623,000, respectively.

ITEM 2. PROPERTIES

The Company leases a production facility located in Osseo, Minnesota that houses its production and is also its headquarters. The facility is approximately 28,000 square feet and is leased until February 2004 with an option to renew for an additional year. Monthly rent is approximately $9,600 plus operating expenses and taxes.

The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on the Nasdaq SmallCap Market System under the symbol "WSCI."

As of November 10, 2003 there were 521 shareholders of record of the Company's common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq SmallCap Market.

                                            Stock Price
                                --------------------------------
                                      High                  Low
     FISCAL 2003:
        First quarter           $     1.58             $    .60
        Second quarter                1.30                  .90
        Third quarter                 1.24                  .99
        Fourth quarter                3.00                 1.15


     FISCAL 2002:
        First quarter           $     2.90             $   1.00
        Second quarter                1.94                  .90
        Third quarter                 2.20                 1.25
        Fourth quarter                1.50                 1.00


The Company announced a quarterly dividend program in June 2003 of $.0375 per share. The first dividend was paid August 8, 2003. A second dividend of $.0375 per share was paid November 14, 2003.

The following table sets forth information regarding our equity compensation plans in effect as of August 31, 2003. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

       Securities Authorized for Issuance Under Equity Compensation Plans

                                  Number of shares of common                                   Number of shares of common
                                   stock to be issued upon       Weighted-average exercise      stock remaining available
                                   exercise of outstanding          price of outstanding        for future issuance under
   Plan category                 options, warrants and rights   options, warrants and rights  equity compensation plans(1)
   --------------------------    ----------------------------   ----------------------------  ----------------------------
   Equity compensation
   plans approved by
   stockholders:

   1987 Option Plan                        9,000                        $  3.04                               --

   1994 Stock Plan                       326,000                        $  2.78                          102,166

   Equity compensation
   plans not approved by
   stockholders:

   None
                                        --------                        -------                        ---------
   Total                                 335,000                        $  2.79                          102,166


(1) Excludes shares of common stock listed in the first column.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)

                                                     2003             2002             2001             2000              1999
                                                  ----------       ----------       ----------       ----------       ----------
Net sales                                         $   10,793       $   12,948       $   20,877           32,157       $   21,550
Cost of products sold                                  8,704           11,348           17,023           26,746           18,279
                                                  ----------       ----------       ----------       ----------       ----------
   Gross margin                                        2,089            1,600            3,854            5,411            3,271
Selling and administrative expense                     1,412            1,461            2,995            3,217            2,444
Pension curtailment (gain)                                --               --               --             (353)              --
Acquisition related noncompete
  and consulting expense                                 100              290              550              596              134
Goodwill amortization                                     --               --              337              296               83
Carrying cost of closed facility                          --               --              347              214               --
Severance expense                                         --               --               --              249               --
Fair market value impairment of equipment                 --               --              151               --               --
Loss on sale of subsidiary assets                         --            2,506               --               --               --
Interest and other income                                (78)             (28)            (157)            (472)            (158)
Interest expense                                         123              363              821              998              481
                                                  ----------       ----------       ----------       ----------       ----------
Earnings (loss) from continuing
   operations before taxes                               532           (2,992)          (1,190)             666              287
Income tax expense (benefit)                             179           (2,179)               3               27               26
                                                  ----------       ----------       ----------       ----------       ----------
Net earnings (loss)                               $      353       $     (813)      $   (1,193)      $      639       $      261
                                                  ==========       ==========       ==========       ==========       ==========
Basic earnings (loss)
   per share                                      $      .14       $     (.33)      $     (.48)      $      .26       $      .11
                                                  ==========       ==========       ==========       ==========       ==========

Average number of common shares                        2,474            2,465            2,465            2,462            2,452

Diluted earnings (loss) share                     $      .14       $     (.33)      $     (.48)      $      .25       $      .10
                                                  ==========       ==========       ==========       ==========       ==========

Average number of common
   and dilutive potential
   common shares                                       2,486            2,465            2,465            2,535            2,527

Additional information:
Financial Data:
   Total plant and equipment additions            $      161       $      613       $      513       $      916       $    1,238
   Long-term debt                                        648            1,398            4,111            9,601           10,666
   Total assets                                        9,174            9,799           16,338           23,432           24,525
   Cash flow from operations                           1,123              (77)           2,634            1,961            2,641
   Stockholders' equity                                7,392            6,939            7,752            8,945            8,264

Financial Ratios:
   Current ratio                                      2.89:1           2.23:1            .78:1           1.35:1           1.27:1
   Percentage of long term debt to equity                  9%              20%              53%             107%             129%
   Book value per basic common share              $     2.90       $     2.81       $     3.14       $     3.63       $     3.37

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital at the end of fiscal 2003 was $2,139,000 as compared to $1,791,000 at the end of fiscal 2002. The improvement was due in large measure to the Company generating $1.1 million in cash in fiscal 2003, and using those funds to pay down debt. The ratio of current assets to current liabilities improved to 2.89 to 1.0 from 2.23 to 1.0 in the prior year.

In fiscal 2002, the Company's cash provided from operations was a negative $77,000, but included in that total were Bowman accounts payable and accrued liabilities of $629,000 that were retained as part of the asset sale described in the next paragraph. Excluding those payments, the Company would have generated $552,000 of cash from operations in fiscal 2002. Cash provided from operations was $2.6 million in fiscal 2001.

As discussed in Item 1, the Company completed the asset sale of Bowman Tool & Machining, Inc. on February 22, 2002. As a result of this transaction in fiscal 2002, the Company received approximately $3.1 million in cash, along with the buyer assuming another $3.4 million in long-term debt consisting of capital leases. The Company used $850,000 of the cash received to payoff its term note facility with its bank. The Company also used approximately $629,000 of its cash received to pay accounts payable and accrued liabilities retained as part of the sale.

Additions to property, plant and equipment were $161,000 in fiscal 2003 compared to $613,000 in 2002 and $513,000 in 2001. These amounts included $607,000 and
$323,000 of machinery acquired through capital leases in 2002 and 2001, respectively. The major 2003 capital expenditures consisted of the acquisition of new production equipment.

Proceeds from the sale of equipment amounted to $3,600 and $4,400 in fiscal 2003 and 2002, respectively. In fiscal 2001, the Company sold its building in Long Lake, Minnesota for $2.4 million.

The Company obtained a new revolving line credit agreement during fiscal 2003 with a bank. Under the agreement, the Company can borrow up to $1 million depending on the level of accounts receivable and raw material. The agreement expires in December 2003 and has never been accessed.

The Company's total debt was $844,000 at August 31, 2003 that consisted of capital lease obligations secured by production equipment. In fiscal 2003, the Company elected to payoff its seller subordinated note early. In connection with the prepayment, the Company received a $28,000 discount from the note holder. Current maturities of long-term debt consist of $196,000 due on capital leases. It is managements' belief that internally generated funds will be sufficient to enable the Company to meet its financial requirements during fiscal 2004, even if the Company does not renew its revolving line of credit. However, the Company intends on pursuing a renewal of the line.

RESULTS OF OPERATIONS:

Net sales in fiscal 2003 were $10.8 million which is a decrease of $2.2 million or 17% from fiscal 2002. The primary reason for the decrease was the asset sale of Bowman Tool in February 2002, and thus the inclusion of a half-year of Bowman sales in 2002 operations. Year-on-year sales for Taurus Numeric Tool (the remaining subsidiary of WSI) increased 28% in fiscal 2003 from approximately $8.4 million in fiscal 2002. This increase in sales resulted from increases in volume in the recreational vehicle market offset by the decline in sales from the aerospace and avionics market.

Net sales in fiscal 2002 were $12.9 million which is a decrease of $7.9 million or 38% from fiscal 2001. The primary reason for this was the asset sale of Bowman Tool in February 2002, and thus the inclusion of only a half-year of Bowman sales in 2002 operations. Year-on-year sales for Taurus increased 5% in fiscal 2002 to approximately $8.4 million from $8.0 million in 2001. This increase in sales resulted from the addition of a new product line in the recreational vehicle market offset by the decline in sales from the aerospace and avionics market due to the events of September 11, 2001.

The Company reported net income of $353,000 or $.14 per diluted share in fiscal 2003. The Company reported a net loss in fiscal 2002 of $813,000 or $.33 per share. Included in the 2002 results were recognition of the loss on the sale of the Bowman assets of $2.5 million and an income tax benefit of approximately $2.2 million. Excluding these two items, the Company incurred a loss from operations of $486,000.

Gross margins in fiscal 2003 were 19.4%, an increase of 7.1% over fiscal 2002's margin of 12.3% and .9% over fiscal 2001's margin of 18.5%. The improvement in 2003's margins is largely attributable to increased volume efficiencies. Fiscal 2002 margins were hampered in large measure due to volume inefficiencies related to the softness of the aerospace/avionics markets and, correspondingly, due to the non-aerospace/avionics business consisting of higher material content products. Margins in 2002 were also affected by a $255,000 increase in the Company's inventory obsolescence reserve made in the second quarter due to the softening of the aerospace/avionics business. Margins for the Taurus operation only were 10.5% and 23.0% for 2002 and 2001, respectively, and were affected by the items in the preceding discussion.

Selling and administrative expense of $1.5 million in fiscal 2003 was a decrease of $239,000 from fiscal 2002 and $2.7 million from fiscal 2001. The decrease in selling and administrative expense in fiscal 2003 was due in part to the inclusion in fiscal 2002 of six months of Bowman administrative expense. WSI's selling and administrative costs were also lower in both 2003 and 2002 due to cost containment measures including reductions in wages and benefits, professional services and cost savings due to the consolidation efforts that were a result of the sale of the Bowman Tool subsidiary assets. The Company's fiscal 2003 fourth quarter selling and administrative expense was negatively affected by a $48,000 charge related to an environmental claim relating to an incident that occurred in 1983 involving a subsidiary of the Company that no longer exists. The Company's selling and administrative expense was also lower in 2002 due to the Company's adoption of FAS 142 Goodwill and Intangible Assets as outlined in Note 11 of the financial statements which resulted in a reduction of amortization expense of $337,000 versus 2001.

Interest expense of $123,000 in fiscal 2003 was $240,000 lower than 2002 and $698,000 lower than 2001. The lower expense is a result of overall lower levels of long-term debt.

In 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Effective with the August 27, 2001 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company has performed its transitional impairment test in conjunction with its adoption of FAS 142 and determined that no charge is warranted. The Company's primary method of estimating goodwill impairment consisted of a discounted cash flow analysis based on the Company's best estimate of future operations, taking into account variations that might occur with different levels of business.

The Company recorded income tax expense of $179,000, or an effective tax rate of 34%, in 2003. The Company maintained its valuation allowance at zero during 2003. The Company recognized an income tax benefit of $2.2 million in fiscal 2002. Prior to 2002, the Company recorded a valuation allowance for the full amount of the deferred tax assets. The valuation allowance was eliminated in 2002 based on the operating results from the fourth quarter and projections for upcoming years that, in the Company's estimation, would make it more likely than not that it will fully utilize its prior loss carryforwards and tax credits.

See Notes to Consolidated Financial Statements regarding recent accounting standards to be adopted.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services. In addition, the Company is materially dependent upon one customer that represented 74% of the Company's revenue in fiscal 2003. The loss of this customer or a significant reduction in business from this customer will have a material adverse effect on the Company. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 15, attached hereto, which consolidated financial statements are incorporated herein by reference.

                     QUARTERLY EARNINGS SUMMARY (UNAUDITED)

                                                                   Basic       Diluted
                           Net         Gross           Net       Earnings     Earnings
                          Sales       Margin        Earnings     Per Share    Per Share
     FISCAL 2003:
     First quarter    $ 2,434,293   $  461,463    $   38,650     $  .02       $   .02
     Second quarter     2,359,109      411,835        67,926        .03           .03
     Third quarter      3,051,583      615,707       145,942        .06           .06
     Fourth quarter     2,947,665      599,675       100,851        .04           .04


     FISCAL 2002:
     First quarter    $ 3,811,208   $  440,191    $ (247,003)    $ (.10)      $  (.10)
     Second quarter     4,653,168      534,316    (2,748,346)     (1.11)        (1.11)
     Third quarter      2,144,586      271,486      (134,710)      (.05)         (.05)
     Fourth quarter     2,339,106      354,151     2,317,295        .94           .94

                                    PART III

Pursuant to General Instruction G (3), the Company omits Part III, Items 10, 11, 12, and 13, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 31, 2003 and such information required by such items is incorporated herein by reference from the proxy statement.

ITEM 14. CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Michael J. Pudil, and Chief Financial Officer, Paul D. Sheely, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         3.       Exhibits.

                        Exhibit
                           No.      Description
                        -------     --------------------------------------------

                           3.1 Articles of Incorporation as amended, incorporated by reference from Exhibit 3 of the Registrant's Form 10-Q for the quarter ended November 29, 1998.

                           3.2 Bylaws, as amended - incorporated by reference from Exhibit 3.2 of the Registrant's Form 10-K for the year ended August 25, 2002.

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

                           10.6 Lease Agreement dated February 15, 1999 between Taurus Numeric Tool, Inc. and Rodney and Reba Winter as included in the Stock Purchase Agreement between Rodney Winter and the Registrant, incorporated by reference from Exhibit 2.1 of Form 8-K filed February 28,1999.

                           10.7 Employment (change in control) Agreement between Michael J. Pudil and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended May 27, 2001.

                           10.8 Employment (change in control) Agreement between Paul D. Sheely and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended May 27, 2001.

                           10.9 Amendment No. 1 to Employment (change in control) Agreement between Michael J. Pudil and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.10 of the Registrant's Form 10-K for the year ended August 25, 2002.

                           10.10 Amendment No. 1 to Employment (change in control) Agreement between Paul D. Sheely and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.11 of the Registrant's Form 10-K for the year ended August 25, 2002.

                           10.11 Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant's Form 10-K for the year ended August 25, 2002.

                           14.1 Code of Ethics & Business Conduct adopted by the Company on October 29, 2003.

                           23.1 Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

                           23.2     Consent of Ernst & Young LLP.

                           31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

                           31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

                           32.1     Certificate pursuant to 18 U.S.C. Section
                                    1350.

(b)      Reports of Form 8-K.

                           During the last quarter of the period covered by this report, the Company filed a Form 8-K dated June 27, 2003 reporting its third quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WSI INDUSTRIES, INC.


                                 BY:  /s/ Michael J. Pudil
                                     -------------------------------------------
                                     Michael J. Pudil, President and
                                     Chief Executive Officer

                                 BY:  /s/ Paul D. Sheely
                                     -------------------------------------------
                                     Paul D. Sheely
                                     Vice President and Treasurer
DATE:  November 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                                      TITLE                                 DATE
             ---------                                      -----                                 ----
/s/ Michael J. Pudil                            President, Chief Executive Officer,          November 26, 2003
--------------------------------------------    Director
Michael J. Pudil


/s/ Paul Baszucki                               Director                                     November 26, 2003
--------------------------------------------
Paul Baszucki


/s/ Melvin L. Katten                            Director                                     November 26, 2003
--------------------------------------------
Melvin L. Katten


/s/ George J. Martin                            Director                                     November 26, 2003
--------------------------------------------
George J. Martin


/s/ Eugene J. Mora                              Director                                     November 26, 2003
--------------------------------------------
Eugene J. Mora


/s/ Michael N. Taglich                          Chairman of the Board, Director              November 26, 2003
--------------------------------------------
Michael N. Taglich

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                      PAGE
                                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                         16
Consolidated Balance Sheets - August 31, 2003 and August 25, 2002                      17
Consolidated Statements of Income - Years Ended August 31, 2003,
   August 25, 2002 and August 26, 2001                                                 18
Consolidated Statements of Stockholders' Equity - Years Ended
   August 31, 2003, August 25, 2002 and August 26, 2001                                19
Consolidated Statements of Cash Flows - Years Ended August 31, 2003,
   August 25, 2002 and August 26, 2001                                                 20
Notes to Consolidated Financial Statements                                             21

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                        30

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
WSI Industries, Inc.
Osseo, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 31, 2003 and August 25, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of WSI Industries, Inc. and Subsidiaries and the related financial statement schedule as of August 26, 2001, were audited by other auditors whose report dated October 12, 2001, expressed an unqualified opinion on those financial statements and an unqualified opinion on the financial statement schedule, when considered in relation to the basic financial statements taken as a whole.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 31, 2003 and August 25, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2003 related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Schechter Dokken Kanter
    Andrews & Selcer Ltd

Minneapolis, Minnesota
October 9, 2003

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003 AND AUGUST 25, 2002
--------------------------------------------------------------------------------

                                                                          2003             2002
                                                                      ------------      ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $    891,218      $  1,115,922
   Accounts receivable, less allowance for doubtful
     accounts of $10,735 and $10,753, respectively                       1,530,811         1,154,587
   Net Inventories (Note 3)                                                606,262           763,323
   Prepaid and other current assets                                         75,747            33,990
   Deferred tax assets (Note 7)                                            169,387           184,925
                                                                      ------------      ------------
         Total current assets                                            3,273,425         3,252,747

PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 5):
   Machinery and equipment                                               5,737,237         5,807,136
   Less accumulated depreciation                                        (4,018,638)       (3,605,444)
                                                                      ------------      ------------
         Total property, plant, and equipment                            1,718,599         2,201,692

DEFERRED TAX ASSETS (NOTE 7)                                             1,813,270         1,976,254

INTANGIBLE ASSETS (NOTE 11):
   Goodwill and related acquisition costs net of
     accumulated amortization of $344,812                                2,368,452         2,368,452
                                                                      ------------      ------------
                                                                      $  9,173,746      $  9,799,145
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                             $    403,277      $    465,286
   Accrued compensation and employee withholdings                          384,857           171,025
   Miscellaneous accrued expenses                                          150,289            90,439
   Current portion of long-term debt (Note 4)                              195,720           735,143
                                                                      ------------      ------------
         Total current liabilities                                       1,134,143         1,461,893

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 4)                              648,008         1,397,915

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY  (Note 6):
   Common stock, par value $.10 a share; authorized
     10,000,000 shares; issued and outstanding
     2,551,129 shares and 2,465,229, respectively                          255,113           246,523
   Capital in excess of par value                                        1,826,901         1,640,934
   Retained earnings                                                     5,309,581         5,051,880
                                                                      ------------      ------------
         Total stockholders' equity                                      7,391,595         6,939,337
                                                                      ------------      ------------
                                                                      $  9,173,746      $  9,799,145
                                                                      ============      ============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2003, AUGUST 25, 2002 AND AUGUST 26, 2001
--------------------------------------------------------------------------------


                                                                 2003                 2002                  2001
                                                            ---------------      ---------------      ---------------
Net sales (Note 9)                                          $    10,792,650      $    12,948,068      $    20,877,181

Cost of products sold                                             8,703,970           11,347,924           17,022,938
                                                            ---------------      ---------------      ---------------
      Gross margin                                                2,088,680            1,600,144            3,854,243

Selling and administrative expense                                1,511,458            1,750,883            4,228,849
Loss (gain) on sale of equipment and building                         9,972                   --             (123,279)
Fair market value impairment of equipment                                --                   --              150,859
Loss on sale of subsidiary assets                                        --            2,505,919                   --
Interest and other income                                           (87,984)             (27,838)             (32,945)
Interest expense                                                    123,343              363,063              820,949
                                                            ---------------      ---------------      ---------------
                                                                  1,556,789            4,592,027            5,044,433
                                                            ---------------      ---------------      ---------------

Income (loss) before income taxes                                   531,891           (2,991,883)          (1,190,190)
Income tax expense (benefit) (Note 7)                               178,522           (2,179,119)               3,000
                                                            ---------------      ---------------      ---------------


Net income (loss)                                           $       353,369      $      (812,764)     $    (1,193,190)
                                                            ===============      ===============      ===============
Basic earnings (loss) per share                             $           .14      $          (.33)     $          (.48)
                                                            ===============      ===============      ===============

Diluted earnings (loss) per share                           $           .14      $          (.33)     $          (.48)
                                                            ===============      ===============      ===============

Weighted average number of common
   shares outstanding                                             2,473,535            2,465,229            2,465,229
                                                            ===============      ===============      ===============

Weighted average number dilutive
   common shares outstanding                                      2,485,961            2,465,229            2,465,229
                                                            ===============      ===============      ===============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                 COMMON STOCK                 CAPITAL                             TOTAL
                                        ------------------------------       IN EXCESS          RETAINED       STOCKHOLDERS'
                                           SHARES            AMOUNT         OF PAR VALUE        EARNINGS          EQUITY
                                        ------------      ------------      ------------      ------------     -------------
BALANCE AT AUGUST 27, 2000                 2,465,229      $    246,523      $  1,640,934      $  7,057,834      $  8,945,291

   Net loss                                       --                --                --        (1,193,190)       (1,193,190)
                                        ------------      ------------      ------------      ------------      ------------

BALANCE AT AUGUST 26, 2001                 2,465,229      $    246,523      $  1,640,934      $  5,864,644      $  7,752,101

   Net loss                                       --                --                --          (812,764)         (812,764)
                                        ------------      ------------      ------------      ------------      ------------

BALANCE AT AUGUST 25, 2002                 2,465,229      $    246,523      $  1,640,934      $  5,051,880      $  6,939,337

   Net earnings                                   --                --                --           353,369           353,369
   Exercise of stock options                 100,000            10,000           202,500                --           212,500
   Dividends paid                                 --                --                --           (95,668)          (95,668)
   Repurchase of shares                      (14,100)           (1,410)          (16,533)               --           (17,943)
                                        ------------      ------------      ------------      ------------      ------------

BALANCE AT AUGUST 31, 2003                 2,551,129      $    255,113      $  1,826,901      $  5,309,581      $  7,391,595
                                        ============      ============      ============      ============      ============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2003, AUGUST 25, 2002 AND AUGUST 26, 2001
--------------------------------------------------------------------------------

                                                                              2003                 2002                  2001
                                                                         ---------------      ---------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $       353,369      $      (812,764)     $    (1,193,190)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Loss on sale of subsidiary                                                      --            2,505,919                   --
      Depreciation                                                               630,222            1,275,688            2,049,356
      Amortization                                                                    --                   --              337,360
      Loss (gain) on sale of property, plant, and equipment
         and other assets                                                          9,972                1,430             (123,279)
      Deferred taxes                                                             178,522           (2,183,419)                  --
      Fair market value impairment of equipment                                       --                   --              150,859
      Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                                  (376,224)            (354,430)           1,934,229
           Inventories                                                           157,061              556,964            1,153,931
           Prepaid and other current assets                                      (41,757)              58,981               46,327
         (Decrease) increase in accounts payable and accrued expenses            211,673           (1,125,698)          (1,721,328)
                                                                         ---------------      ---------------      ---------------
           Net cash provided by (used in) operating activities                 1,122,838              (77,329)           2,634,265

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant, and equipment                               (160,671)              (6,689)            (189,928)
      Proceeds from sale of equipment and other assets                             3,570                4,421            2,400,000
      Sale of subsidiary                                                              --            3,241,790                   --
                                                                         ---------------      ---------------      ---------------
      Net cash provided by (used in) investing activities                       (157,101)           3,239,522            2,210,072

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt                                                      --                   --            5,379,844
      Payment of long-term debt                                               (1,289,330)          (2,054,563)         (10,222,189)
      Issuance of common stock                                                   212,500                   --                   --
      Dividends paid                                                             (95,668)                  --                   --
      Purchase of Company stock                                                  (17,943)                  --                   --
                                                                         ---------------      ---------------      ---------------
         Net cash used in financing activities                                (1,190,441)          (2,054,563)          (4,842,345)
                                                                         ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (224,704)           1,107,630                1,992

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,115,922                8,292                6,300
                                                                         ---------------      ---------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $       891,218      $     1,115,922      $         8,292
                                                                         ===============      ===============      ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                           $       129,226      $       385,676      $       846,631
      Income taxes                                                                 4,300                   --                7,500
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                                  --              606,618              322,671
      Acquisition related debt                                                        --                   --              340,600

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2003, AUGUST 25, 2002 AND AUGUST 26, 2001
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business Description - WSI Industries, Inc. is involved in the precision contract metal machining business primarily serving the recreational vehicle, aerospace/avionics and computer industries.

         Fiscal Year - WSI Industries, Inc. and Subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2003 consisted of 53 weeks while fiscal 2002 and 2001 each consisted of 52 weeks.

         Basis of Presentation - The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

         Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, bank account balances and money market investments including debt obligations issued by the U. S. Government or its agencies and corporate obligations. At times bank balances exceed federally insured limits. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

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

         During 2001, the Company determined that some excess equipment was worth less than its net book value. At that time the Company made an adjustment to record the book value of the related equipment down to its estimated fair market value. In 2001, the Company recognized approximately $150,000 in expense related to this impairment. The Company has since disposed of the equipment.

         Income Taxes - The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

         Revenue Recognition - Revenues from sales of product are recorded upon shipment. Credit losses relating to customers have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. The Company mitigates its credit risk by performing credit checks and actively pursuing past due accounts.

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

         Stock Options - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretation in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In fiscal 2003, 184,000 shares of stock options were excluded from the diluted earnings per share computation due to their anti-dilutive effect.

         Recently Issued Accounting Standards - In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The Company adopted the standards in the first quarter of fiscal 2002.

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

         The sale was completed at the close of the last business day of the second quarter of fiscal 2002 so the consolidated statement of operations and cash flows reflect six months of activity for Bowman in fiscal 2002.

3.       INVENTORIES

         Inventories consist primarily of raw material, work-in-process (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $422,930 and $517,380 at August 31, 2003 and August 25, 2002, respectively:

                                   August 31, 2003          August 25, 2002
                                   ---------------          ---------------
       Raw material                $       185,785          $       135,241
       WIP                                 211,188                  285,639
       Finished goods                      209,289                  342,443
                                   ---------------          ---------------
                                   $       606,262          $       763,323
                                   ===============          ===============

4.       DEBT

         Long-term debt consisted of the following:

                                                       August 31, 2003          August 25, 2002
                                                       ---------------          ---------------
Subordinated promissory note                                        --                1,108,376
Capitalized lease obligations (Note 5)                         843,728                1,024,682
                                                       ---------------          ---------------
                                                               843,728                2,133,058
Less current portion                                           195,720                  735,143
                                                       ---------------          ---------------
Long-term debt                                         $       648,008          $     1,397,915
                                                       ===============          ===============

         The Company obtained a new revolving credit agreement with a bank during fiscal 2003. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires January 1, 2004 and has restrictive provisions requiring a minimum net worth and current ratio, and a maximum ratio of debt to tangible net worth. At August 31, 2003, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at the bank's base rate (4.0% at August 31, 2003) plus .25%. During fiscal 2003, the Company did not access the line.

         In connection with the acquisition of Taurus Numeric Tool, Inc., the Company entered into a Subordinated Promissory Note with the seller of Taurus. The agreement called for quarterly interest payments at 7.75%. The note was due in three equal annual installments commencing February 15, 2002. During fiscal 2003, the company elected to payoff the Note. In connection with the prepayment, the Company negotiated a reduction of the principal due in the amount of $27,700. This amount is included in "Interest and other income" in the Consolidated Statements of Income.

5.       COMMITMENTS

         Leases - Included in the consolidated balance sheet at August 31, 2003 are cost and accumulated depreciation on equipment subject to capitalized leases of $1,788,730 and $1,053,719 respectively. At August 25, 2002, the amounts were $1,788,730 and $857,614, respectively. As described in Note 2, the purchaser of Bowman Tool assumed capital leases with a present value of net minimum payment of $1.5 million.

         The present value of the net minimum payments on capital leases as of August 31, 2003 is as follows:

        Fiscal years ending August:
          2004                                                                        $    253,935
          2005                                                                             240,268
          2006                                                                             171,936
          2007                                                                             171,935
          2008                                                                             152,221
          Thereafter                                                                        18,436
                                                                                      ------------
       Total minimum lease payments                                                      1,008,731
       Less amount representing interest                                                   165,003
                                                                                      ------------
       Present value of net minimum lease payments                                         843,728
       Current portion                                                                     195,720
                                                                                      ------------
       Capital lease obligation, less current portion                                 $    648,008
                                                                                      ============

         The Company leases its Taurus facility under an operating lease that expires in February 2004 with a monthly base rent of $9,640. Operating expenses and real estate taxes are paid by the Company.

         The Company also leases a storage facility under an operating lease that expires in May 2004 with a monthly rent of $2,013.

         Future minimum lease payments for operating leases are:

       Fiscal years ending August:
          2004                                                                        $     71,383
                                                                                      ------------
       Total minimum lease payments                                                   $     71,383
                                                                                      ============

         Rent expense of approximately $144,000, $286,000 and $437,000 have been charged to operations for the years ended August 31, 2003, August 25, 2002 and August 26, 2001, respectively.

6.       STOCK OPTIONS

         Stock Options - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

         In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. At August 31, 2003, 102,166 shares remained reserved and available for grant under the plan.

         Option transactions during the three years ended August 31, 2003 are summarized as follows:

                                                 1987 Stock                                   1994 Stock
                                                Option Plan                                   Option Plan
                                     -----------------------------------           -----------------------------------
                                                              Average                                       Average
                                        Shares                 Price                  Shares                  Price
                                     ------------           ------------           ------------           ------------
Outstanding at August 27, 2000            118,000                   2.26                291,500                   4.71
   Granted                                                                               59,000                   2.97
   Lapsed                                  (9,000)                  2.60                (34,000)                  4.23
                                     ------------                                  ------------

Outstanding at August 26, 2001            109,000                   2.20                316,500                   4.44
                                     ------------                                  ------------
   Granted                                     --                                       103,000                   1.43
   Lapsed or Cancelled                         --                                       (97,500)                  5.04
                                     ------------                                  ------------

Outstanding at August 25, 2002            109,000                   2.20                322,000                   3.30
                                     ------------                                  ------------
      Granted                                  --                                        58,000                   1.22
      Lapsed                                   --                                       (54,000)                  4.46
      Exercised                          (100,000)                  2.13                     --
                                     ------------           ------------           ------------           ------------

Outstanding at August 31, 2003              9,000           $       3.04                326,000           $       2.78
                                     ============           ============           ============           ============

         The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 2003, fiscal 2002 and fiscal 2001 as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.

                                                2003                 2002                  2001
                                             ----------           ----------            ----------
        Dividend yield                               5%                  None                 None
        Expected volatility                      77.47%                 60.9%                55.7%
        Risk free interest rate              3.25%-4.4%                 3%-4%                 5.5%
        Expected term                        5-10 years            5-10 years             10 years

         The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                                          Years ended
                                                                -----------------------------------------------------------------
                                                                August 31, 2003          August 25, 2002          August 26, 2001
                                                                ---------------          ---------------          ---------------

        Net Income (loss):
           As reported                                           $      353,369           $     (812,764)          $   (1,193,190)
           Less:  Total Stock based compensation
           expense determined under fair value
           based method for all awards                                  (33,287)                 (94,685)                (224,524)
                                                                 --------------           --------------           --------------
           Pro forma                                             $      320,082           $     (907,449)          $   (1,417,714)

        Income (loss) per basic common share:
           As reported                                           $          .14           $         (.33)          $         (.48)
           Pro forma                                             $          .13           $         (.37)          $         (.58)


        Income per diluted common share:
           As reported                                           $          .14           $         (.33)          $         (.48)
           Pro forma                                             $          .13           $         (.37)          $         (.58)

         As of August 31, 2003, there were 151,000 options outstanding with exercise prices between $1.22 and $1.44, 47,000 options outstanding with exercise prices between $2.00 and $2.94, 56,000 shares with exercise prices between $3.00 and $3.88 and 81,000 options outstanding with exercise prices between $4.13 and $5.50. At August 31, 2003, outstanding options had a weighted-average remaining contractual life of 5 years.

         The numbers of options exercisable as of August 31, 2003, August 25, 2002 and August 26, 2001 were 270,000, 354,000 and 348,500, respectively, at weighted average share prices of $3.11, $3.28, and $3.88 per share, respectively.

7.       INCOME TAXES

         Income tax expense (benefit) consisted of the following:

                                                                    Years Ended
                                        ------------------------------------------------------------------
                                           August 31,               August 25,                August 26,
                                             2003                      2002                      2001
                                        ---------------          ---------------           ---------------
       Currently payable:
          Federal                       $            --          $            --           $            --
          State                                      --                    4,300                     3,000
                                        ---------------          ---------------           ---------------
                                                     --                    4,300                     3,000
       Deferred:
          Federal                               167,437               (2,090,861)                       --
          State                                  11,085                  (92,558)                       --
                                        ---------------          ---------------           ---------------
          Total                         $       178,522          $    (2,179,119)          $         3,000
                                        ===============          ===============           ===============

         A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                                                   Years Ended
                                                                  -------------------------------------------------
                                                                  August 31,         August 25,          August 26,
                                                                    2003                2002                 2001
                                                                  ----------         ----------          ----------
       Ordinary federal income tax statutory rate                     34.0%              (35.0%)             (35.0%)
       Limitation on (utilization of) tax assets                        --                35.0                35.0
       Change in valuation allowance                                    --               (72.2)                 --
       State income taxes net of federal tax effect                    2.1                (2.1)               (2.1)
       Other                                                          (2.5)                1.5                 2.4
                                                                  --------            --------            --------
       Taxes provided                                                 33.6%              (72.8)%                .3%
                                                                  ========            ========            ========

         Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                                         August 31, 2003       August 25, 2002
                                                                         ---------------       ---------------
       DEFERRED TAX ASSETS
       Accrued liabilities                                                 $     10,414          $      8,388
       Inventory valuation accruals                                             143,796               175,909
       Net operating loss carryforwards                                       1,497,073             1,633,467
       Tax credit carryforwards                                                 576,638               576,638
       Other                                                                    140,382                95,613
                                                                           ------------          ------------
                                                                              2,368,303             2,490,015
       DEFERRED TAX LIABILITIES
       Tax depreciation and amortization greater than book
                                                                                385,646               328,836
                                                                           ------------          ------------
       Net deferred tax assets                                                1,982,657             2,161,179
       Valuation allowance                                                           --                    --
                                                                           ------------          ------------
       Net Deferred Tax Asset                                              $  1,982,657          $  2,161,179
                                                                           ============          ============

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

         As of August 31, 2003, the Company had federal net operating loss carryforwards of approximately $4,180,000 expiring in 2009-2022. Also as of August 31, 2003, the Company had $525,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $46,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

8.       EMPLOYEE BENEFITS

         The Company maintains a 401(k) profit sharing and retirement savings plan that all employees are eligible to participate in. Contributions charged to operations for fiscal 2003, 2002, and 2001, were $78,822, $102,233 and $151,383, respectively.

9.       INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

         The Company had sales to three customers which exceeded 10 percent of total sales during any one of fiscal years 2003, 2002 or 2001 as listed below:

                                    Fiscal Year Sales
       ----------------------------------------------------------------------
       Customer             2003                2002               2001
       --------         ------------       -------------       -------------
           #1           $  8,034,000       $   4,782,000       $   2,510,000
           #2                      -           4,119,000          11,493,000
           #3                950,000           1,314,000           2,265,000

10.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  2003                     2002                      2001
                                                            ---------------          ---------------           ---------------
       Net Income (Loss)                                    $       353,369          $      (812,764)          $    (1,193,190)
                                                            ===============          ===============           ===============
       Denominator for earnings per share:

          Weighted average shares;
          denominator for basic earnings
          per share                                               2,473,535                2,465,229                 2,465,229

          Effect of dilutive securities;
          employee and nonemployee options                           12,426                       --                        --
                                                            ---------------          ---------------           ---------------

          Dilutive common shares;
          denominator for diluted earnings
          per share                                               2,485,961                2,465,229                 2,465,229
                                                            ===============          ===============           ===============

       Basic (loss) income per share                        $           .14          $          (.33)          $          (.48)
                                                            ===============          ===============           ===============

       Dilutive income (loss) per share                     $           .14          $          (.33)          $          (.48)
                                                            ===============          ===============           ===============

11.      GOODWILL AND INTANGIBLE ASSETS

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

         Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                           August 31, 2003        August 25, 2002
                                                           ---------------        ---------------
         Goodwill                                           $   2,428,264          $   2,428,264
         Less accumulated amortization                            308,595                308,595
                                                            -------------          -------------
                                                            $   2,119,669          $   2,119,669
                                                            =============          =============
         Other identifiable intangibles:
              Organization Costs                            $     285,000          $     285,000
              Less accumulated amortization                        36,217                 36,217
                                                            -------------          -------------
                                                            $     248,783          $     248,783
                                                            =============          =============

         With the sale of the Bowman assets as described in Note 2, the goodwill and organization costs related to Bowman were eliminated. Goodwill amounted to $3,901,499 with related accumulated amortization of $339,014. Organization costs were $270,000 with related accumulated amortization of $27,779.

         With the adoption of FAS 142 the Company ceased amortization of goodwill as of August 27, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                                                   Years ended
                                                       ------------------------------------------------------------------

                                                       August 31, 2003          August 25, 2002           August 26,2001
                                                       ---------------          ---------------           ---------------
       Reported net income (loss) per share            $       353,369          $      (812,764)          $    (1,193,190)

       Add back amortization                                        --                       --                   337,360
                                                       ---------------          ---------------           ---------------
       Adjusted net income (loss) per share            $       353,369          $      (812,764)          $      (855,830)
                                                       ===============          ===============           ===============

       Diluted net income (loss) per share:
       Reported net income (loss)                      $           .14          $          (.33)          $          (.48)
       Goodwill amortization                                        --                       --                       .13
                                                       ---------------          ---------------           ---------------
       Adjusted net income (loss) per share            $           .14          $          (.33)          $          (.35)
                                                       ===============          ===============           ===============

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                        BALANCE AT          NET ADDITIONS                          BALANCE AT
                                        BEGINNING            CHARGED TO           NET                END OF
        DESCRIPTION                     OF PERIOD        COST AND EXPENSES     DEDUCTIONS            PERIOD
------------------------------          ----------       -----------------     ----------          ----------
Reserves deducted
      from assets to
      which it applies:

   ALLOWANCE FOR
      DOUBTFUL
      ACCOUNTS:

   Year ended
      August 26, 2001                   $   27,500          $        0          $        0          $   27,500
                                        ==========          ==========          ==========          ==========

   Year ended
      August 25, 2002                   $   27,500          $        0          $   16,747          $   10,753
                                        ==========          ==========          ==========          ==========

   Year ended
      August 31, 2003                   $   10,753          $        0          $       18          $   10,735
                                        ==========          ==========          ==========          ==========

   ALLOWANCE FOR
      EXCESS OR
      OBSOLETE
      INVENTORY:

   Year ended
      August 26, 2001                   $  131,789          $  131,583          $        0          $  263,372
                                        ==========          ==========          ==========          ==========

   Year ended
      August 25, 2002                   $  263,372          $  301,327          $   47,319          $  517,380
                                        ==========          ==========          ==========          ==========

   Year ended
      August 31, 2003                   $  517,380          $        0          $   94,450          $  422,930
                                        ==========          ==========          ==========          ==========