Form 10-K/A
period 2003-08-31
WSI INDUSTRIES INC
filed 2003-12-31
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        AMENDMENT NO. 1 ON FORM 10-K/A TO

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes                            No            X
    -------------------------      ----------------------

The aggregate market value of the common shares held by non-affiliates of the Registrant on February 21, 2003, the last business day of the Company's most recently completed second quarter was approximately $2,588,000, based upon the closing sale price on that date of $1.05 as reported by the Nasdaq SmallCap System.

Number of shares outstanding of the Company's common stock, par value $.10 per share, as of December 31, 2003 is 2,551,129.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 8, 2004 are incorporated by reference into Part III of the Company's Annual Report on Form 10-K for the year ended August 31, 2003.

                      -------------------------------------

Description of Amendment

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of WSI Industries, Inc. is being filed to provide the certifications called for by Rules 13a-14(a) and 15d-14(a) in the attached Exhibits 31.1 and 31.2. Therefore,
Item 15(a)(3) of Part IV of the Annual Report on Form 10-K is hereby amended solely to replace Exhibits 31.1 and 31.2 with the attached.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part of This Report:

        3.  Exhibits

          Exhibit No.        Description
          31.1               Certification of Chief Executive Officer pursuant to
                             13a-14 and 15d-14 of the Exchange Act

          31.2               Certification of Chief Financial Officer pursuant to
                             13a-14 and 15d-14 of the Exchange Act

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

                                                WSI INDUSTRIES, INC.


                                         BY:    /s/  Michael J. Pudil
                                                --------------------------------
                                                Michael J. Pudil, President and
                                                Chief Executive Officer

                                         BY:    /s/  Paul D. Sheely
                                                --------------------------------
                                                Paul D. Sheely
                                                Vice President and Treasurer
DATE:  December 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE                                      TITLE                                 DATE
               ---------                                      ------                                ----
/s/  Michael J. Pudil                           President, Chief Executive Officer,          December 31, 2003
--------------------------------------------    Director
Michael J. Pudil


/s/  Paul Baszucki                              Director                                     December 31, 2003
--------------------------------------------
Paul Baszucki


/s/  Melvin L. Katten                           Director                                     December 31, 2003
--------------------------------------------
Melvin L. Katten


/s/  George J. Martin                           Director                                     December 31, 2003
--------------------------------------------
George J. Martin


/s/  Eugene J. Mora                             Director                                     December 31, 2003
--------------------------------------------
Eugene J. Mora


/s/  Michael N. Taglich                         Chairman of the Board, Director              December 31, 2003
------------------------
Michael N. Taglich