Form 10-Q
period 2003-11-30
WSI INDUSTRIES INC
filed 2004-01-13
CIK 104897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File Number 0-619

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes [ ]      No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,551,129 Common Shares were outstanding as of December 31, 2003.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                     INDEX


                                                                                                Page No.
                                                                                                --------

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets November 30, 2003(Unaudited)
                  and August 31, 2003                                                                  3

                  Condensed Consolidated Statements of Income
                  Thirteen weeks ended November 30, 2003
                  and November 24, 2002 (Unaudited)                                                    4

                  Condensed Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 30, 2003
                  and November 24, 2002 (Unaudited)                                                    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                  6, 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         8, 9, 10

         Item 4.  Controls and Procedures                                                             11

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                                                    11

         Signatures                                                                                   12

Part I.   Financial Information

         Item I.  Financial Statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      NOVEMBER 30,           AUGUST 31,
                                                                          2003                  2003
                                                                      ------------           ----------
                                                                      (Unaudited)

ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents                                   $1,519,476            $  891,218
           Accounts receivable                                          1,036,138             1,530,811
           Inventories                                                    661,668               606,262
           Prepaid and other current assets                                36,280                75,747
           Deferred tax assets                                            169,387               169,387
                                                                       ----------            ----------
               Total Current Assets                                     3,422,949             3,273,425
                                                                       ----------            ----------

      Property, Plant and Equipment - Net                               1,593,031             1,718,599
                                                                       ----------            ----------

      Deferred tax assets                                               1,777,409             1,813,270
                                                                       ----------            ----------

      Intangible assets, net                                            2,368,452             2,368,452
                                                                       ----------            ----------

                                                                       $9,161,841            $9,173,746
                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Trade accounts payable                                      $  570,677            $  403,277
           Accrued compensation and employee withholdings                 269,021               384,857
           Miscellaneous accrued expenses                                 173,618               150,289
           Current portion of long-term debt                              199,597               195,720
                                                                       ----------            ----------
               Total Current Liabilities                                1,212,913             1,134,143
                                                                       ----------            ----------

      Long term debt, less current portion                                596,631               648,008
                                                                       ----------            ----------

      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,551,129 shares                                           255,113               255,113
               Capital in excess of par value                           1,826,901             1,826,901
           Retained earnings                                            5,270,283             5,309,581
                                                                       ----------            ----------
               Total Stockholders' Equity                               7,352,297             7,391,595
                                                                       ----------            ----------
                                                                       $9,161,841            $9,173,746
                                                                       ==========            ==========


See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                       13 weeks ended
                                              -----------------------------------
                                              November 30,            November 24,
                                                  2003                    2002
                                              -----------             -----------

Net sales                                     $ 2,806,062             $ 2,434,293

Cost of products sold                           2,395,405               1,972,831
                                              -----------             -----------

     Gross margin                                 410,657                 461,462

Selling and administrative expense                317,889                 378,869
Interest and other income                         (15,446)                (18,974)
Interest and other expense                         15,983                  40,982
                                              -----------             -----------
Earnings from operations
  before income taxes                              92,231                  60,585

Income tax expense                                 35,861                  21,935
                                              -----------             -----------

Net earnings                                  $    56,370             $    38,650
                                              ===========             ===========

Basic earnings per share                      $       .02             $       .02
                                              ===========             ===========

Diluted earnings per share                    $       .02             $       .02
                                              ===========             ===========

Cash dividend per share                       $     .0375             $        --
                                              ===========             ===========

Weighted average number of
  common shares                                 2,551,129               2,465,229
                                              ===========             ===========

Weighted average number of
  common and dilutive potential
  common shares                                 2,629,091               2,465,229
                                              ===========             ===========


See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                          13 weeks ended
                                                                                ------------------------------------
                                                                                November 30,            November 24,
                                                                                   2003                     2002
                                                                                ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                               $    56,370             $    38,650
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Depreciation                                                          145,033                 158,508
              Deferred taxes                                                         35,861                  21,935
         Changes in assets and liabilities:
              Decrease in accounts receivable                                       494,673                  52,198
              Increase in inventories                                               (55,407)                (57,861)
              Decrease in prepaid expenses                                           39,468                  16,859
              Increase in accounts payable and
                 accrued expenses                                                    74,893                  38,524
                                                                                -----------             -----------
         Net cash provided by operations                                            790,891                 268,813
                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                      (19,465)                 (9,356)
                                                                                -----------             -----------
              Net cash used in investing activities                                 (19,465)                 (9,356)
                                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                                     (47,500)                (43,917)
     Dividends paid                                                                 (95,668)                     --
                                                                                -----------             -----------

         Net cash used in financing activities                                     (143,168)                (43,917)
                                                                                -----------             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           628,258                 215,540

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      891,218               1,115,922
                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                            $ 1,519,476             $ 1,331,462
                                                                                ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                               $    15,984             $    41,217
         Income taxes                                                           $        --             $        --


See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  The condensed consolidated balance sheet as of November 30, 2003, the condensed consolidated statements of income for the thirteen weeks ended November 30, 2003 and November 24, 2002 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The condensed consolidated balance sheet at August 31, 2003 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.       DEBT AND LINE OF CREDIT:

                  The Company has renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank's prime rate. The revolver was not accessed during the quarter, and correspondingly, no amount was owed at the end of the current quarter. The credit agreement is secured by all assets of the Company and expires December 31, 2004.

3.       GOODWILL AND INTANGIBLE ASSETS

                  Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

                  The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company performed its annual impairment test in the fourth quarter of fiscal 2003 and has determined no charge is warranted.

                  Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:


                                                      November 30,          November 24,
                                                          2003                 2002
                                                      ------------          ------------

         Goodwill                                      $2,428,264            $2,428,264
         Less accumulated amortization                    308,595               308,595
                                                       ----------            ----------
                                                       $2,119,669            $2,119,669
                                                       ==========            ==========
         Other identifiable intangibles:
              Organization costs                       $  285,000            $  285,000
              Less accumulated amortization                36,217                36,217
                                                       ----------            ----------
                                                       $  248,783            $  248,783
                                                       ==========            ==========

4.       EARNINGS PER SHARE:

                  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                  The following table sets forth the computation of basic and diluted earnings per share:


                                                                            Thirteen weeks ended
                                                                       ----------------------------------
                                                                       November 30,          November 24,
                                                                           2003                  2002
                                                                       ------------          ------------

         Numerator for basic and diluted earnings per share:
              Net earnings                                              $   56,370            $   38,650
                                                                        ==========            ==========

         Denominator:
              Denominator for basic earnings
              per share - weighted average shares                        2,551,129             2,465,229

         Effect of dilutive securities:
         Employee and non-employee options                                  77,962                    --
                                                                        ----------            ----------

              Dilutive common shares
              Denominator for diluted earnings
              per share                                                  2,629,091             2,465,229
                                                                        ==========            ==========

         Basic earnings per share                                       $      .02            $      .02
                                                                        ==========            ==========

         Diluted earnings per share                                     $      .02            $      .02
                                                                        ==========            ==========

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

Results of Operations:

         Net sales were $2,806,000 for the quarter ending November 30, 2003, an increase of 15% or $372,000 from the same period of the prior year. The increase was due primarily to higher sales in the Company's recreational vehicle market.

         Gross margin decreased to 15% for the quarter ending November 30, 2003 versus 19% in the year ago period. The lower gross margin was due in large part to a higher than normal level of supplies and machine repair expense.

         Selling and administrative expense of $318,000 for the quarter ending November 30, 2003 was $61,000 lower than in the prior year. Prior year selling and administrative expense was negatively affected by $60,000 of costs associated with a proxy contest that the Company was involved in. The proxy contest was resolved with all costs incurred by the end of the first quarter of fiscal 2003.

         Interest expense in the first quarter of fiscal 2004 was $16,000, which was $25,000 less than the first quarter of fiscal 2003 amount of $41,000. The decrease is attributable to the subordinated promissory note being paid off in fiscal 2003, and thus not having any interest expense being accrued against it in fiscal 2004.

         The Company recorded income tax expense at an effective tax rate of 39% and 36% for the quarters ended November 30, 2003 and November 24, 2002, respectively.


Liquidity and Capital Resources:

         On November 30, 2003, working capital was $2,210,000 compared to $2,139,000 at August 31, 2003. The ratio of current assets to current liabilities at November 30, 2003 was 2.82 to 1.0 compared to 2.89 to 1.0 at August 31, 2003. The Company's cash balance increased $628,000 during the first quarter, primarily from collections of accounts receivable.

         As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank subsequent to the end of the fiscal 2004 first quarter. Interest on the new agreement is at prime. No amounts have been borrowed since the closing of the original agreement in December 2002.

         It is the Company's belief that with its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the end of fiscal 2004.

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

         (b)      Changes in Internal Controls over Financial Reporting.

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

PART II. OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

                  A.       The following exhibits are included herein:

                  Exhibit 10.1 Amendment and Modification of Revolving Line of Credit dated December 31, 2003 between the Company and Excel Bank.

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

                  Exhibit 32 Certificate pursuant to 18 U.S.C.ss.1350.

                  B.       Reports on Form 8-K:

                  During the quarter, the Company furnished a Current Report on Form 8-K dated October 15, 2003, reporting under Item 12 its results of operations for the fiscal year ended August 31, 2003 and under Item 7, attaching a press release dated October 15, 2003 announcing the 2003 fiscal year results of operations and a dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WSI INDUSTRIES, INC.


Date: January 13, 2004                  /s/ Michael J. Pudil
      ----------------                  ---------------------------------------
                                        Michael J. Pudil, President & CEO


Date: January 13, 2004                  /s/ Paul D. Sheely
      ----------------                  ---------------------------------------
                                        Paul D. Sheely, Vice President,
                                        Finance & CFO