Form 10-Q
period 2004-02-29
WSI INDUSTRIES INC
filed 2004-03-19
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934


For the quarterly period ended                       February 29, 2004
                               -------------------------------------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934


For the transition period from                    to
                               --------------------  ---------------------------

Commission File Number              0-619
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

      2,553,629 Common Shares were outstanding as of February 29, 2004.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                 Page No.
                                                                                 -------

PART I    FINANCIAL INFORMATION:

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets February 29, 2004 (Unaudited)
     and August 31, 2003                                                               3

     Condensed Consolidated Statements of Operations
     Thirteen and Twenty-Six weeks ended February 29, 2004 and
     February 23, 2003 (Unaudited)                                                     4

     Condensed Consolidated Statements of Cash Flows
     Twenty-Six weeks ended February 29, 2004 and
     February 23, 2003 (Unaudited)                                                     5

     Notes to Condensed Consolidated Financial Statements (Unaudited)               6, 7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               8, 9, 10

   Item 4.  Controls and Procedures                                                   10

PART II.  OTHER INFORMATION:

   Item 4.  Submission of Matters to a Vote of the Security Holders                   10

   Item 6.  Exhibits and Reports on Form 8-K                                          11

   Signatures                                                                         11


Part I.   Financial Information

      Item 1. Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               FEBRUARY 29,    AUGUST 31,
ASSETS                                                             2004           2003
                                                               (unaudited)
      CURRENT ASSETS:
           Cash and cash equivalents                            $1,185,188     $  891,218
           Accounts receivable                                   1,272,207      1,530,811
           Inventories                                             680,553        606,262
           Prepaid and other current assets                         55,037         75,747
           Deferred tax assets                                     169,387        169,387
                                                                ----------     ----------
               Total Current Assets                              3,362,372      3,273,425
                                                                ----------     ----------

      Property, Plant and Equipment - Net                        1,464,044      1,718,599
                                                                ----------     ----------

      Deferred tax assets                                        1,750,290      1,813,270
                                                                ----------     ----------

      Intangible assets, net                                     2,368,452      2,368,452
                                                                ----------     ----------

                                                                $8,945,158     $9,173,746
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:

           Trade accounts payable                               $  444,764     $  403,277
           Accrued compensation and employee withholdings          291,985        384,857
           Miscellaneous accrued expenses                          145,215        150,289
           Current portion of long-term debt                       203,551        195,720
                                                                ----------     ----------
               Total Current Liabilities                         1,085,515      1,134,143
                                                                ----------     ----------

      Long term debt, net of current portion                       544,236        648,008
                                                                ----------     ----------

      STOCKHOLDERS' EQUITY:

           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,553,629 shares and 2,551,129, respectively        255,363        255,113
           Capital in excess of par value                        1,829,841      1,826,901
           Retained earnings                                     5,230,203      5,309,581
                                                                ----------     ----------
               Total Stockholders' Equity                        7,315,407      7,391,595
                                                                ----------     ----------
                                                                $8,945,158     $9,173,746
                                                                ==========     ==========

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             13 weeks ended                    26 weeks ended
                                       ----------------------------      ----------------------------
                                       February 29,     February 23,     February 29,     February 23,
                                          2004             2003             2004             2003
                                       -----------      -----------      -----------      -----------
Net sales                              $ 2,615,666      $ 2,359,109      $ 5,421,727      $ 4,793,402

Cost of products sold                    2,207,463        1,947,275        4,602,867        3,920,105
                                       -----------      -----------      -----------      -----------

Gross margin                               408,203          411,834          818,860          873,297

Selling and administrative expense         340,788          310,382          658,677          689,251
Interest and other income                  (30,334)         (43,375)         (45,779)         (62,349)
Interest and other expense                  15,043           38,701           31,026           79,683
                                       -----------      -----------      -----------      -----------
Earnings from operations
  before income taxes                       82,706          106,126          174,936          166,712

Income tax expense                          27,116           38,200           62,977           60,135
                                       -----------      -----------      -----------      -----------

Net earnings                           $    55,590      $    67,926      $   111,959      $   106,577
                                       ===========      ===========      ===========      ===========

Basic earnings per share               $       .02      $       .03      $       .04      $       .04
                                       ===========      ===========      ===========      ===========

Diluted earnings per share             $       .02      $       .03      $       .04      $       .04
                                       ===========      ===========      ===========      ===========

Cash dividend per share                $     .0375      $        --      $      .075      $        --
                                       ===========      ===========      ===========      ===========

Weighted average number of
  common shares                          2,552,008        2,465,229        2,551,569        2,465,229
                                       ===========      ===========      ===========      ===========

Weighted average number of
  common and dilutive potential
  common shares                          2,625,887        2,465,229        2,628,038        2,465,229
                                       ===========      ===========      ===========      ===========



See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               26 weeks ended
                                                                         ---------------------------
                                                                         February 29,     February 23,
                                                                             2004             2003
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                        $   111,959      $   106,577
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Depreciation                                                   294,827          316,642
              Deferred taxes                                                  62,977           60,135
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                     258,604         (151,153)
              (Increase) decrease in inventories                             (74,291)          70,285
              (Increase) decrease in prepaid expenses                         20,710           (1,846)
              Increase (decrease) in accounts payable
                and accrued expenses                                         (56,456)         133,767
                                                                         -----------      -----------
         Net cash provided by operations                                     618,330          534,407
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                               (40,272)        (151,204)
                                                                         -----------      -----------
         Net cash used in investing activities                               (40,272)        (151,204)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Stock options exercised                                                   3,190               --
     Payments of long-term debt                                              (95,941)        (919,985)
     Dividends paid                                                         (191,337)              --
                                                                         -----------      -----------

         Net cash used in financing activities                              (284,088)        (919,985)
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         293,970         (536,782)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               891,218        1,115,922
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                     $ 1,185,188      $   579,140
                                                                         ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the period for:

         Interest                                                        $    31,026      $    83,331
         Income taxes                                                    $        --      $        --

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


            The condensed consolidated balance sheet as of February 29, 2004, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended February 29, 2004 and February 23, 2003 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.    Debt and Line of Credit:

            The Company has renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank's prime rate. The revolver was not accessed during the quarter ended February 29, 2004, and correspondingly, no amount was owed at February 29, 2004. The credit agreement is secured by all assets of the Company and expires December 31, 2004. The agreement also contains restrictive provisions requiring a minimum net worth and current ratio, and a maximum ratio of tangible net worth to debt. At February 29, 2004, the Company was in compliance with these provisions.

3.    Goodwill And Intangible Assets:

            Under Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets are deemed to have indefinite lives and are not amortized, but are subjected to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

            The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company performed its annual impairment test in the fourth quarter of fiscal 2003 and has determined no charge is warranted.

            Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                      February 29,    February 23,
                                          2004           2003
                                          ----           ----
Goodwill                               $2,428,264     $2,428,264
Less accumulated amortization             308,595        308,595
                                       ----------     ----------
                                       $2,119,669     $2,119,669
                                       ==========     ==========
Other identifiable intangibles:
     Organization Costs                $  285,000     $  285,000
     Less accumulated amortization         36,217         36,217
                                       ----------     ----------
                                       $  248,783     $  248,783
                                       ==========     ==========


4.    EARNINGS PER SHARE:


      The following table sets forth the computation of basic and diluted earnings per share:

                                                               Thirteen weeks ended               Twenty- Six weeks ended
                                                        ---------------------------------     -----------------------------
                                                          February 29,       February 23,      February 29      February 23,
                                                             2004                2003             2004              2003
                                                        --------------     --------------     --------------     ----------
Numerator for basic and diluted earnings per share:

     Net earnings                                       $       55,590     $       67,926     $      111,959     $  106,577
                                                        ==============     ==============     ==============     ==========

Denominator

     Denominator for basic earnings
     per share - weighted average shares                     2,552,008          2,465,229          2,551,569      2,465,229
                                                        ==============     ==============     ==============     ==========

Effect of dilutive securities:
Employee and non-employee options                               73,879                 --             76,469             --
                                                        ==============     ==============     ==============     ==========

     Dilutive common shares
     Denominator for diluted earnings
     Per share                                               2,625,887          2,465,229          2,628,038      2,465,229
                                                        ==============     ==============     ==============     ==========

Basic earnings per share                                $          .02     $          .03     $          .04     $      .04
                                                        ==============     ==============     ==============     ==========

Diluted earnings per share                              $          .02     $          .03     $          .04     $      .04
                                                        ==============     ==============     ==============     ==========

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

Revenue Recognition:

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

Results of Operations:

      Net sales were $2,616,000 for the quarter ending February 29, 2004, an increase of 11% or $257,000 from the same period of the prior year. Year to date sales in fiscal 2004 were $5,422,000 compared to $4,793,000 in the prior year. The increase in sales for the quarter, as well as the six months, came from an increase in sales to the Company's recreational vehicle market.

      Gross margin decreased to 16% for the quarter ending February 29, 2004 versus 17% in the year ago period. The slight decrease in gross margin is attributable to higher levels of production supply and repair expenses. Year to date gross margins were 15% and 18% for the six-month periods ending February 29, 2004 and February 23, 2003.

      Selling and administrative expense of $341,000 for the quarter ending February 29, 2004 was $30,000 higher than in the prior year period due to higher professional service costs. Year to date selling and administrative expense of $659,000 was $30,000 lower than the comparable prior year period. Selling and administrative expense for the six-month period ending February 23, 2003 was negatively affected by $60,000 of costs associated with a proxy contest that the Company was involved in. The proxy contest was resolved with all costs incurred by the end of the first quarter of fiscal 2003

      Interest expense in the second quarter of fiscal 2004 was $15,000, which was $24,000 less than the second quarter of fiscal 2003 amount of $39,000. The decrease is attributable to reduced levels of debt for the Company - long-term debt at February 29, 2004 was $748,000 compared to $1,213,000 at February 23, 2003. Year to date interest expense is also down for the same reason.

      The Company recorded income tax expense at an effective tax rate of 33% and 36% for the quarter and six months ended February 29, 2004. For the quarter and six months ended February 23, 2003, the Company recorded income tax expense of 36%.

Liquidity and Capital Resources

      On February 29, 2004, working capital was $2,277,000 compared to $2,139,000 at August 31, 2003. The ratio of current assets to current liabilities at February 29, 2004 was 3.10 to 1.0 compared to 2.89 to 1.0 at August 31, 2003. The Company's cash balance increased $294,000 during the first six months primarily from collections of accounts receivable.

      As discussed in the Notes to Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank. Interest on the new agreement is at the bank's prime rate. No amounts have been borrowed since the closing of the original agreement in December 2002.

      On each of November 13, 2003 and February 6, 2004, the Company paid quarterly dividends of $.0375 per share. The dividend payments for the 2004 fiscal year have totaled $191,000.

It is the Company's belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements during fiscal 2004.

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

ITEM 4. CONTROLS AND PROCEDURES


      (a) Evaluation of Disclosure Controls and Procedures.

      The Company's Chief Executive Officer, Michael J. Pudil, and Chief Financial Officer, Paul D. Sheely, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

      (b) Changes in Internal Controls over Financial Reporting.

      There have been no significant changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION:


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      A. The Annual Meeting of the Company Stockholders was held on January 8, 2004.

      B.    Directors elected at that meeting were:

            Paul Baszucki          For     2,437,986    Against     32,374
            Melvin L. Katten       For     2,435,486    Against     34,874
            George J. Martin       For     2,437,433    Against     32,927
            Eugene J. Mora         For     2,435,486    Against     34,874
            Michael J. Pudil       For     2,426,365    Against     43,995
            Michael N. Taglich     For     2,436,086    Against     34,274





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:


      A.    The following exhibits are included herein:

            Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

            Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

            Exhibit 32 Certification pursuant to 18 U.S.C.Section 1350.

      B.    Reports on Form 8-K:

            During the quarter, the Company furnished a Current Report on Form 8-K dated January 8, 2004, reporting under Item 12 its results of operations for the quarter ended November 30, 2003 and under Item 7, attaching a press release dated January 8, 2004 announcing the 2004 first quarter results of operations and a dividend.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WSI INDUSTRIES, INC.

Date:  March 18, 2004           /s/ Michael J. Pudil
       --------------           -----------------------------------------------
                                Michael J. Pudil, President & CEO


Date:  March 18, 2004           /s/ Paul D. Sheely
       --------------           ------------------------------------------------
                                Paul D. Sheely, Vice President, Finance & CFO