Form 10-Q
period 2004-05-30
WSI INDUSTRIES INC
filed 2004-06-30
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarterly period ended                       May 30, 2004
                               -------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934


For  the transition period from           to
                                ----------   --------------

Commission File Number              0-619
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

      Yes   X    No
          -----     -----

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes       No  X
          ----     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      2,555,629 Common Shares were outstanding as of June 28, 2004.

                               WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                       Page No.
                                                                                       -------
PART I    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets May 30, 2004(Unaudited)
                  and August 31, 2003                                                        3

                  Condensed Consolidated Statements of Operations
                  Thirteen and Thirty-Nine weeks ended May 30, 2004
                  and May 25, 2003 (Unaudited)                                               4

                  Condensed Consolidated Statements of Cash Flows
                  Thirty-Nine weeks ended May 30, 2004

                  and May 25, 2003 (Unaudited)                                               5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)     6, 7, 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                              9, 10, 11

         Item 4.  Controls and Procedures                                                   12

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                                          12

         Signatures                                                                         13


Part I.   Financial Information

         Item I.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  MAY 30,         AUGUST 31,
ASSETS                                                             2004             2003
                                                                   ----             ----
                                                                (Unaudited)
      CURRENT ASSETS:
           Cash and cash equivalents                            $   845,237     $   891,218
           Accounts receivable                                    1,618,557       1,530,811
           Inventories                                              648,369         606,262
           Prepaid and other current assets                          76,948          75,747
           Deferred tax assets                                      169,387         169,387
                                                                -----------     -----------
               Total Current Assets                               3,358,498       3,273,425
                                                                -----------     -----------
      Property, Plant and Equipment - Net                         3,596,765       1,718,599
                                                                -----------     -----------
      Deferred tax assets                                         1,647,184       1,813,270
                                                                -----------     -----------
      Intangible assets and deferred financing, net               2,390,497       2,368,452
                                                                -----------     -----------
                                                                $10,992,944     $ 9,173,746
                                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Trade accounts payable                               $   616,729     $   403,277
           Accrued compensation and employee withholdings           266,095         384,857
           Miscellaneous accrued expenses                           137,583         150,289
           Current portion of long-term debt                        279,471         195,720
                                                                -----------     -----------
               Total Current Liabilities                          1,299,878       1,134,143
                                                                -----------     -----------
      Long term debt, less current portion                        2,404,826         648,008
                                                                -----------     -----------
      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,557,629 and 2,551,129 shares, respectively         255,763         255,113
               Capital in excess of par value                     1,837,441       1,826,901
           Retained earnings                                      5,195,036       5,309,581
                                                                -----------     -----------
               Total Stockholders' Equity                         7,288,240       7,391,595
                                                                -----------     -----------
                                                                $10,992,944     $ 9,173,746
                                                                ===========     ===========

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               13 weeks ended                    39 weeks ended
                                       ----------------------------      ----------------------------
                                          May 30,          May 25,          May 30,          May 25,
                                           2004             2003             2004             2003
                                       -----------      -----------      -----------      -----------
Net sales                              $ 3,147,009      $ 3,051,583      $ 8,568,737      $ 7,844,985
Cost of products sold                    2,735,548        2,435,876        7,338,416        6,355,981
                                       -----------      -----------      -----------      -----------
     Gross margin                          411,461          615,707        1,230,321        1,489,004

Selling and administrative expense         315,368          375,950          974,047        1,065,201
Interest and other income                  (16,716)         (11,441)         (62,496)         (73,790)
Interest and other expense                  17,895           23,164           48,920          102,848
                                       -----------      -----------      -----------      -----------
Earnings from operations
  before income taxes                       94,914          228,034          269,850          394,745

Income tax expense                          34,169           82,092           97,146          142,227
                                       -----------      -----------      -----------      -----------
Net earnings                           $    60,745      $   145,942      $   172,704      $   252,518
                                       ===========      ===========      ===========      ===========
Basic earnings per share               $       .02      $       .06      $       .07      $       .10
                                       ===========      ===========      ===========      ===========
Diluted earnings per share             $       .02      $       .06      $       .07      $       .10
                                       ===========      ===========      ===========      ===========
Cash dividend per share                $     .0375      $        --      $     .1125      $        --
                                       ===========      ===========      ===========      ===========

Weighted average number of
     common shares                       2,557,189        2,462,165        2,553,442        2,464,208
                                       ===========      ===========      ===========      ===========

Weighted average number of
     Dilutive common shares
     Outstanding                         2,627,420        2,462,165        2,627,832        2,464,208
                                       ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                39 weeks ended
                                                                         ----------------------------
                                                                            May 30,          May 25,
                                                                             2004             2003
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   172,704      $   252,518
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Depreciation                                                   450,330          473,986
              Deferred taxes                                                 166,086          142,227
         Changes in assets and liabilities:
              Increase in accounts receivable                                (87,746)         (70,230)
              (Increase) decrease in inventories                             (42,107)         170,196
              Increase in prepaid expenses                                    (1,201)         (19,456)
              Increase in accounts payable and
                 accrued expenses                                             81,984           87,748
                                                                         -----------      -----------
         Net cash provided by operations                                     740,050        1,036,989
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                            (2,044,171)        (155,944)
                                                                         -----------      -----------
         Net cash used in investing activities                            (2,044,171)        (155,944)
                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                                  11,190               --
     Purchase of Company stock                                                    --           (8,228)
     Issuance of long-term debt                                            1,710,000               --
     Payments of long-term debt                                             (153,756)        (965,658)
     Deferred financing costs                                                (22,045)              --
     Dividends paid                                                         (287,249)              --
                                                                         -----------      -----------
         Net cash provided by (used) in financing activities               1,258,140         (973,886)
                                                                         -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (45,981)         (92,841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               891,218        1,115,922
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                     $   845,237      $ 1,023,081
                                                                         ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                        $    17,894      $   107,260
         Income taxes                                                    $        --      $     4,300
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                  $   284,325      $        --



See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONSOLIDATED FINANCIAL STATEMENTS:


            The condensed consolidated balance sheet as of May 30, 2004, the condensed consolidated statements of operations for the thirty-nine weeks ended May 30, 2004 and May 25, 2003 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.    PURCHASE OF REAL PROPERTY:

            On May 3, 2004, the Company completed the purchase of a facility located in Monticello, Minnesota. The purchase price was $1,900,000 and was paid for by a combination of cash and debt. The building is approximately 49,000 square feet in size on a nine-acre lot.

3.    INVENTORIES

            Inventories consist primarily of raw material, work-in-progress
      (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $433,976 and $422,930 at May 30, 2004 and August 31, 2003, respectively.

                       May 30, 2004         August 31, 2003
                       ------------         ---------------
      Raw material       $109,816               $185,785
      WIP                 258,661                211,188
      Finished goods      279,892                209,289
                         --------               --------
                         $648,369               $606,262
                         ========               ========

4.    DEBT AND LINE OF CREDIT:


            As described in Note 2, the Company purchased a new facility on May 3, 2004. In order to facilitate the purchase, the Company entered into two mortgage agreements. The first mortgage was with its bank for $1,360,000 with a monthly payment of $8,307 based on a 25-year amortization schedule. Interest is at 5.37% with a provision to adjust the rate after 5 years to the monthly five-year Treasury yield plus 2.5%. The entire principal balance is due May 1, 2014.

            The second mortgage is with the City of Monticello Economic Development Authority (MEDA) for $350,000 with a monthly payment of $1,483 based on a 25-year amortization schedule. Interest is at 2.0%. The entire balance is due after five years on May 1, 2009. The indebtedness to the bank is secured pursuant to a mortgage and security agreement and fixture financing statement and the to MEDA is secured by a mortgage.

            In connection with the purchase of the facility, the Company entered into a second amendment and modification of its Revolving Loan and Credit Agreement with its bank. The agreement is in the maximum amount of $1 million with interest at prime and is secured by all assets of the Company. It contains restrictive provisions concerning yearly capital expenditures, maximum debt to net worth and minimum current ratios, as well a minimum debt service coverage ratio. The Company has not accessed the Revolver since the original inception of the agreement on December 2, 2002. The modified agreement expires December 31, 2004.

            The Company also entered into a new capital lease agreement during the quarter. The amount financed was $284,000 with payments over seven years at an imputed interest rate of 6.07%. The Company currently has three capitalized leases with principal balances owing in an amount of $974,000 all secured by various pieces of manufacturing equipment.

5.    GOODWILL AND INTANGIBLE ASSETS

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

            Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                              May 30,      August 31,
                                                2004           2003
                                                ----           ----
      Goodwill                               $2,428,264     $2,428,264
      Less accumulated amortization             308,595        308,595
                                             ==========     ==========
                                             $2,119,669     $2,119,669
                                             ==========     ==========
      Other identifiable intangibles:
           Organization Costs                $  285,000     $  285,000
           Less accumulated amortization         36,217         36,217
                                             ==========     ==========
                                             $  248,783     $  248,783
                                             ==========     ==========
           Deferred financing                $   22,045
                                             ==========
                                             $2,390,497     $2,368,452
                                             ==========     ==========


6.    EARNINGS PER SHARE:


            The following table sets forth the computation of basic and diluted earnings per share:

                                                            Thirteen weeks ended           Thirty-Nine weeks ended
                                                        -----------------------------     -------------------------
                                                          May 30,          May 25,          May 30,        May 25,
                                                            2004            2003             2004           2003
                                                        ----------     --------------     ----------     ----------
Numerator for basic and diluted earnings per share:
     Net earnings                                       $   60,745     $      145,942     $  172,704     $  252,518
                                                        ==========     ==============     ==========     ==========
Denominator for earnings per share:
     Denominator for basic earnings
     per share - weighted average shares                 2,557,189          2,462,165      2,553,442      2,464,208
     Effect of dilutive securities:
     Employee and non-employee options                      70,231                 --         74,390             --
                                                        ----------     --------------     ----------     ----------
     Denominator for diluted earnings
     per share-dilutive common shares                    2,627,420          2,462,165      2,627,832      2,469,208
                                                        ==========     ==============     ==========     ==========
Basic earnings per share                                $      .02     $          .06     $      .07     $      .10
                                                        ==========     ==============     ==========     ==========
Diluted earnings per share'                             $      .02     $          .06     $      .07     $      .10
                                                        ==========     ==============     ==========     ==========

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

Revenue Recognition:

      Revenues from sales of product are recorded upon shipment when all of the following criteria of Staff Accounting Bulletin No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable and collectibility is reasonably assured. Credit losses relating to customers have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. The Company mitigates its credit risk by performing credit checks and actively pursuing past due accounts.

Results of Operations:

      Net sales were $3,147,000 for the quarter ending May 30, 2004, an increase of 3% or $95,000 from the same period of the prior year. Year-to-date sales in fiscal 2004 were $8,569,000 compared to $7,845,000 in the prior year. The increase in sales for the quarter, as well as the six months, came from an increase in sales to the Company's recreational vehicle market.

      Gross margin decreased to 13% for the quarter ending May 30, 2004 versus 20% in the year ago period. The margin decrease is due to higher material costs, as well as start-up expenses related to a new program in the Company's recreational vehicle market. The decrease is also attributable to higher production supply and machine repairs expense. Year-to-date gross margins were 14% and 19% for the six-month periods ending May 30, 2004 and May 25, 2003, respectively.

      Selling and administrative expense of $315,000 for the quarter ending May 30, 2004 was $61,000 lower than in the prior year period. The expense is lower due to lower payroll and other compensation costs. In the current fiscal quarter, the Company incurred $18,000 in costs associated with the acquisition of the new Monticello facility that were included in general and administrative expense. The Company estimates that it will incur $300,000 of costs associated with the relocation of its business to the new facility. These costs will be incurred over the next six months, the timing of which is dependent on when various parts of the business will relocate to the new building. Year-to-date selling and administrative expense of $974,000 was $91,000 lower than the comparable prior year period. Selling and administrative expense for the nine-month period ending May 25, 2003 was negatively affected by $60,000 of costs associated with a proxy contest that the Company was involved in. The proxy contest was resolved with all costs incurred by the end of the first quarter of fiscal 2003.

      Interest expense in the third quarter of fiscal 2004 was $18,000, which was $5,000 less than the second quarter of fiscal 2003 amount of $23,000. Year-to-date interest expense is also lower in 2004 due to lower average levels of debt during the year compared to the prior year period.

      The Company recorded income tax expense at an effective tax rate of 36% for the quarter and nine months ended May 30, 2004 and February 23, 2003.

Liquidity and Capital Resources:

      On May 30, 2004, working capital was $2,059,000 compared to $2,139,000 at August 31, 2003. The ratio of current assets to current liabilities at May 30, 2004 was 2.58 to 1.0 compared to 2.89 to 1.0 at August 31, 2003. The Company's cash balance decreased $46,000 during the first nine months. The slight decrease in the cash balance and the aforementioned ratios is due to the purchase of the Monticello facility.

      As discussed in Note 3 of the Financial Statements, the Company entered into two separate mortgages for the purchase of the Monticello facility. The first mortgage is for $1,360,000 with an interest rate of 5.37% adjustable after 5 years and payments of $8,307 with the entire balance due May 1, 2014.

      The second mortgage is with the City of Monticello Economic Development Authority for $350,000 due May 1, 2009. The mortgage has a monthly payment of $1,483 with interest at 2.0%.

      It is the Company's belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements for the next twelve months.

Cautionary Statement:

            Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (iv) the concentration of our sales in a limited number of highly competitive industries; (v) the prices of our products are subject to downward pressure from customers and market pressure from competitors; (vi) the Company's ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (vii) the Company's ability to comply with covenants of its credit facility; (viii) fluctuations in operating results due to, among other things, changes in customer demand for our product, in our manufacturing costs and efficiently of our operations. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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


      A.    The following exhibits are included herein:

            Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

            Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

            Exhibit 32 Certification pursuant to 18 U.S.C.Section 1350.

      B.    Reports on Form 8-K:

            During the quarter, the Company furnished a Current Report on Form 8-K dated May 11, 2004, reporting under Item 2 the purchase of real property located at 213 Chelsea Road, Monticello, MN and under item 7 various items associated with that purchase.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WSI INDUSTRIES, INC.

Date:  June 29, 2004              /s/ Michael J. Pudil
       -------------              ----------------------------------------------
                                  Michael J. Pudil, President & CEO



Date:  June 29, 2004              /s/ Paul D. Sheely
       -------------              ----------------------------------------------
                                  Paul D. Sheely, Vice President, Finance & CFO