Form 10-K
period 2004-08-29
WSI INDUSTRIES, INC.
filed 2004-11-24
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                    ---------

[X] Annual Report Pursuant To Section 13 OR 15(d) Of The SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 29, 2004 or

[ ] Transition Report Pursuant To Section 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period ended from _________ to _________

                          Commission File No. 000-00619

                              WSI INDUSTRIES, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

               MINNESOTA                                     41-0691607
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                          Identification No.)

              213 CHELSEA RD
           MONTICELLO, MINNESOTA                            55362
 (Address of principal executing offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (763) 295-9202

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

Yes [ ]   No   [X]


The aggregate market value of the common shares held by non-affiliates of the Registrant on February 27, 2004, the last business day of the Company's most recently completed second quarter was approximately $6,205,000, based upon the closing sale price on that date of $2.43 as reported by the Nasdaq SmallCap System.

Number of shares outstanding of the Company's common stock, par value $.10 per share, as of November 23, 2004 is 2,557,629.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 6, 2005 are incorporated by reference into Part III. Form 10-K Report consists of 35 pages (including exhibits); the index to the exhibits is set forth on page 12 .

                                     PART I

ITEM  1. BUSINESS

      WSI Industries, Inc. (the "Company") makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission at www.wsiindustries.com.

OVERVIEW

The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portion of Company revenues are derived from machining work for the aerospace/avionics industry and recreational vehicles (ATV and motorcycle) markets.

On February 15, 1999, the Company purchased Taurus Numeric Tool, Inc. ("Taurus"). Taurus is a precision contract machining company that sells primarily to the recreational vehicle and aerospace and avionics markets. The Company's operations consist entirely of the Taurus Subsidiary.

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

SALES AND MARKETING

The major markets served by the Company have changed in the past several years because of the Company's decision to sell the Bowman division in fiscal 2002 and concentrate its focus on its Taurus operation. Sales to the agricultural industry were 21% of total Company sales in fiscal year 2002. Sales to the construction/power systems market totaled 10% in fiscal 2002. With the sale of Bowman Tool assets described above, the Company is no longer in the agriculture or construction/power systems markets. Sales to the recreational vehicle market totaled 37%, 74% and 79% in fiscal 2002, 2003 and 2004 respectively. Sales to the aerospace/avionics/defense markets totaled 17%, 15% and 14% in fiscal 2002, 2003 and 2004, respectively.

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

CUSTOMERS

Sales in excess of 10 percent of fiscal 2004 consolidated sales were made to Polaris Industries, Inc. and related entities in the amount of $9,107,000 or 79% of Company revenues.

BACKLOG

Approximate dollar backlog at August 29, 2004, October 15, 2003 and August 25, 2002 was $3,091,000, $1,899,000 and $2,634,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The October 15, 2003 backlog date and the end of year August dates for 2004 and 2002 are believed to be comparable. The Company believes that the level of backlog is not necessarily indicative of future yearly sale increases or decreases.

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

EMPLOYEES

At August 29, 2004, the Company had 54 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has no operations in any foreign country. In 2004, 2003 and 2002, sales to a customer in Mexico amounted to $360,000, $693,000 and $1,686,000, respectively.

ITEM  2. PROPERTIES

The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. The Company is relocating its existing production facility located in Osseo, Minnesota to the Monticello facility. The Osseo building is leased until February 2005 with monthly rent of approximately $9,600 plus operating expenses and taxes. The Company expects to be fully relocated by the end of its fiscal 2005 second quarter.

The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.

ITEM  3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the Nasdaq SmallCap Market System under the symbol "WSCI."

As of November 8, 2004 there were 506 shareholders of record of the Company's common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq SmallCap Market.

                                                    Stock Price
                                             ----------------------
                                               High           Low
FISCAL 2004:
     First quarter                           $   3.03        $ 2.30
     Second quarter                              2.87          2.27
     Third quarter                               4.03          2.21
     Fourth quarter                              3.53          2.07

FISCAL 2003:
     First quarter                           $   1.58        $  .60
     Second quarter                              1.30           .90
     Third quarter                               1.24           .99
     Fourth quarter                              3.00          1.15

The Company announced a quarterly dividend program in June 2003 and has paid a quarterly dividend of $0.0375 for each of the six quarters thereafter, with the last dividend being paid on November 17, 2004.

The following table sets forth information regarding our equity compensation plans in effect as of August 29, 2004. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

                      Equity Compensation Plan Information

                                                                                                        Number of shares of
                                                    Number of shares of                                common stock remaining
                                                    common stock to be         Weighted-average    available for future issuance
                                                  issued upon exercise of     exercise price of      under equity compensation
                                                   outstanding options,      outstanding options,   plans (excluding securities
Plan category                                       warrants and rights      warrants and rights   reflected in the first column)
-------------                                     -----------------------    --------------------  ------------------------------
Equity compensation plans approved by
 shareholders:

    1987 Stock Option Plan
    1994 Stock Plan                                       5,000                   $3.88                      --
                                                        376,500                   $2.68                      --(1)
Equity compensation plans not approved by
shareholders:

    None                                                     --                      --                      --
Total                                                   381,500                   $2.70                      --

------------
(1) The Company's Board of Directors has approved amendments to the Company's 1994 Stock Plan extending the term of the plan for ten years to September 29, 2014 and authorizing an additional 200,000 shares for issuance thereunder. These amendments to the 1994 Stock Plan are subject to approval of the Company's shareholders at the Company's 2005 Annual Meeting of Shareholders.

ITEM  6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)

                                               2004         2003         2002         2001         2000
                                             --------     --------     --------     --------     --------
Net sales                                    $ 11,525     $ 10,793     $ 12,948     $ 20,877       32,157
Cost of products sold                          10,022        8,704       11,348       17,023         ,746
                                             --------     --------     --------     --------     --------
    Gross margin                                1,503        2,089        1,600        3,854        5,411
Selling and administrative expense              1,138        1,412        1,461        2,995        3,217
Pension curtailment (gain)                          -            -            -            -         (353)
Acquisition related noncompete
  and consulting expense                           47          100          290          550          596
Goodwill amortization                               -            -            -          337          296
Relocation and 2nd facility cost                  239            -            -          347          214
Severance expense                                   -            -            -            -          249
Fair market value impairment of equipment           -            -            -          151            -
Loss on sale of subsidiary assets                   -            -        2,506            -            -
Interest and other income                         (90)         (78)         (28)        (157)        (472)
Interest expense                                   92          123          363          821          998
                                             --------     --------     --------     --------     --------
Earnings (loss) from continuing
    operations before taxes                        77          532       (2,992)      (1,190)         666
Income tax expense (benefit)                       28          179       (2,179)           3           27
                                             --------     --------     --------     --------     --------
Net earnings (loss)                          $     49     $    353     $   (813)    $ (1,193)    $    639
                                             ========     ========     ========     ========     ========
Basic earnings (loss)
    per share                                $    .02     $    .14     $   (.33)    $   (.48)    $    .26
                                             ========     ========     ========     ========     ========

Average number of common shares                 2,554        2,474        2,465        2,465        2,462

Diluted earnings (loss) share                $    .02     $    .14     $   (.33)    $   (.48)    $    .25
                                             ========     ========     ========     ========     ========

Average number of dilutive
    shares                                      2,625        2,486        2,465        2,465        2,535

Dividends paid per share                     $    .15     $  .0375     $      -     $      -     $      -
                                             ========     ========     ========     ========     ========

Additional information:
Financial Data:
    Total plant and equipment additions      $  2,745     $    161     $    613     $    513     $    916
    Long-term debt                              2,613          648        1,398        4,111        9,601
    Total assets                               11,193        9,174        9,799       16,338       23,432
    Cash flow from operations                     477        1,123          (77)       2,634        1,961
    Stockholders' equity                        7,069        7,392        6,939        7,752        8,945

Financial Ratios:
    Current ratio                              2.16:1       2.89:1       2.23:1        .78:1       1.35:1
    Percentage of long term debt to equity         37%           9%          20%          53%         107%
    Book value per basic common share        $   2.76     $   2.90     $   2.81     $   3.14     $   3.63

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital at the end of fiscal 2004 was $1,756,000 as compared to $2,139,000 at the end of fiscal 2003. The decrease was due primarily to the Company using cash to pay out $383,000 in dividends to its shareholders. The ratio of current assets to current liabilities decreased to 2.16 to 1.0 from
2.89 to 1.0 in the prior year.

In fiscal 2002, the Company's cash provided from operations was a negative $77,000, but included in that total were Bowman accounts payable and accrued liabilities of $629,000 that were retained as part of the asset sale described in Item 1 Overview. Excluding those payments, the Company would have generated $552,000 of cash from operations in fiscal 2002.

Additions to property, plant and equipment were $2,745,000 in fiscal 2004 compared to $161,000 in 2003 and $613,000 in 2002. These amounts included $593,000 and $607,000 of machinery acquired through capital leases in 2004 and 2002, respectively. The major addition to property plant and equipment in fiscal 2004 was the purchase of the Company's new manufacturing facility located in Monticello, Minnesota. The purchase price was $1.9 million and was paid for by a combination of $190,000 in cash and $1,710,000 in mortgages.

In connection with the facility acquisition, the Company renewed its revolving line credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million depending on the level of accounts receivable and raw material. The agreement expires in December 2004 and has never been accessed. The Company is currently pursuing a renewal of the line beyond December 2004.

Proceeds from the sale of equipment amounted to $3,600 and $4,400 in fiscal 2003 and 2002, respectively.

The Company's total debt was $2,920,000 at August 29, 2004 that consisted of mortgages on its building of $1,700,000 and capital lease obligations secured by production equipment of $1,220,000. In fiscal 2003, the Company elected to payoff its seller subordinated note early. In connection with the prepayment, the Company received a $28,000 discount from the note holder. Current maturities of long-term debt consist of $269,000 due on capital leases and $38,000 on its mortgages. It is management's belief that internally generated funds as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2005.

RESULTS OF OPERATIONS:

Net sales in fiscal 2004 were $11.5 million which is an increase of $732,000 or 7% from fiscal 2003. The primary reason for the sales increase was the improvement in sales from the Company's recreational vehicle market. Net sales in fiscal 2003 were $10.8 million which was a decrease of $2.2 million or 17% from fiscal 2002. The primary reason for the decrease was the asset sale of Bowman Tool in February 2002, and thus the inclusion of a half-year of Bowman sales in 2002 operations. Year-on-year sales for Taurus Numeric Tool (the remaining subsidiary of WSI) increased 28% in fiscal 2003 from approximately $8.4 million in fiscal 2002. This increase in sales resulted from increases in volume in the recreational vehicle market offset by the decline in sales from the aerospace and avionics market.

The Company reported net income in fiscal 2004 of $49,000. The Company's income was negatively affected by start-up expenses in a new program in the Company's recreational vehicle market as well as relocation expense incurred with the move to its new Monticello, Minnesota facility. The Company estimates that it will complete the relocation and be in one building by the end of its fiscal 2005 second quarter.

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

Gross margins in fiscal 2004 were 13.0%, a decrease of 6.4% over fiscal 2003's margin of 19.4% and an increase of .7% over fiscal 2002's margin of 12.3%. The decrease in 2004's margins is largely attributable to start-up expenses of the Company's new program in the recreational vehicle market. The fiscal 2003 increase over 2002 was due to volume efficiencies. Fiscal 2002 margins were hampered in large measure due to volume inefficiencies related to the softness of the aerospace/avionics markets and, correspondingly, due to the non-aerospace/avionics business consisting of higher material content products. Margins in 2002 were also affected by a $255,000 increase in the Company's inventory obsolescence reserve made in the second quarter due to the softening of the aerospace/avionics business.

Selling and administrative expense of $1.4 million in fiscal 2004 was a decrease of $88,000 from fiscal 2003 and $327,000 from fiscal 2002. The decrease in expense in fiscal 2004 was due to lower compensation costs and noncompete payments partially offset by the relocation costs. The decrease in selling and administrative expense in fiscal 2003 was due in part to the inclusion in fiscal 2002 of six months of Bowman administrative expense. WSI's selling and administrative costs were also lower in both 2003 and 2002 due to cost containment measures including reductions in wages and benefits, professional services and cost savings due to the consolidation efforts that were a result of the sale of the Bowman Tool subsidiary assets. The Company's fiscal 2003 fourth quarter selling and administrative expense was negatively affected by a $48,000 charge related to an environmental claim relating to an incident that occurred in 1983 involving a subsidiary of the Company that no longer exists.

Interest expense of $92,000 in fiscal 2004 was $31,000 lower than 2003 and $271,000 lower than 2002. The lower expense is a result of lower average levels of long-term debt during each fiscal year.

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

The Company recorded income tax expense of $28,000, or an effective tax rate of 36%, in 2004. The Company maintained its valuation allowance at zero during 2004. The Company recognized an income tax benefit of $2.2 million in fiscal 2002. Prior to 2002, the Company recorded a valuation allowance for the full amount of the deferred tax assets. The valuation allowance was eliminated in 2002 based on the operating results from the fourth quarter and projections for upcoming years that, in the Company's estimation, would make it more likely than not that it will fully utilize its prior loss carryforwards and tax credits.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services and (iv) the expense associated with compliance with the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder, including
Section 404 of the Act relating to management's report on internal controls. In addition, the Company is materially dependent upon one customer that represented 79% of the Company's revenue in fiscal 2004. The loss of this customer or a significant reduction in business from this customer will have a material adverse effect on the Company. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 18, attached hereto, which consolidated financial statements are incorporated herein by reference.

                     QUARTERLY EARNINGS SUMMARY (UNAUDITED)

                                                                 Basic           Diluted
                          Net           Gross         Net      Earnings         Earnings
                         Sales          Margin      Earnings   Per Share        Per Share
FISCAL 2004:
    First quarter    $  2,806,062     $  410,657   $   56,370  $    .02         $  .02
    Second quarter      2,615,666        408,203       55,590       .02            .02
    Third quarter       3,147,009        411,461       60,745       .02            .02
    Fourth quarter      2,956,098        272,304     (123,709)     (.05)          (.05)

FISCAL 2003:
    First quarter    $  2,434,293     $  461,463   $   38,650  $    .02         $  .02
    Second quarter      2,359,109        411,835       67,926       .03            .03
    Third quarter       3,051,583        615,707      145,942       .06            .06
    Fourth quarter      2,947,665        599,675      100,851       .04            .04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

None.

                                    PART III

Pursuant to General Instruction G (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 29, 2004 and such information required by such items is incorporated herein by reference from the proxy statement.

                                     PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

      3.    Exhibits.

Exhibit
   No.                                   Description
-------     --------------------------------------------------------------------------
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

10.12       Purchase Agreement dated as of March 12, 2004 between WSI Industries, Inc.
            and Remmele Engineering, Inc. Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K dated May 3, 2004.

10.13       Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Excel Bank Minnesota as holder in the original principal amount of
            $1,360,000. Incorporated by reference from Exhibit 10.2 of the
            Registrant's Form 8-K dated May 3, 2004.

10.14       Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and
            Excel Bank Minnesota. Incorporated by reference from Exhibit 10.3 of the
            Registrant's Form 8-K dated May 3, 2004.

10.15       Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Monticello Economic Development Authority as holder in the original principal amount of $350,000. Incorporated by reference from Exhibit 10.4 of the Registrant's Form 8-K dated May 3, 2004.

10.16       Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.5 of the Registrant's Form 8-K dated May 3, 2004.

10.17       Mortgage and Security Agreement and Fixture Financing Statement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota.
            Incorporated by reference from Exhibit 10.6 of the Registrant's Form 8-K dated May 3, 2004.

10.18       Mortgage dated as of May 3, 2004 between WSI Industries, Inc. and the
            Monticello Economic Development Authority. Incorporated by reference from
            Exhibit 10.7 of the Registrant's Form 8-K dated May 3, 2004.

10.19       Second Amendment and Modification of Revolving Line of Credit Loan
            Agreement and Reaffirmation of Guaranties dated as of May 3, 2004 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester,
            Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.7 of the Registrant's Form 8-K dated May 3, 2004.

14.1        Code of Ethics & Business Conduct adopted by the Company on October 29,
            2003. Incorporated by reference to Exhibit 14.1 of the Registrant's Annual
            Report on Form 10-K for the year ended August 31, 2003.

23.1        Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

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

                                         WSI INDUSTRIES, INC.

                                    BY:  /s/ Michael J. Pudil
                                         --------------------------------------
                                         Michael J. Pudil, President and
                                         Chief Executive Officer

                                    BY:  /s/ Paul D. Sheely
                                         --------------------------------------
                                         Paul D. Sheely
                                         Vice President and Treasurer

DATE:  November 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  SIGNATURE                    TITLE                                 DATE
  ---------                    -----                                 ----
/s/ Michael J. Pudil     President, Chief Executive Officer,  November 23, 2004
-----------------------
Michael J. Pudil         Director


/s/ Paul Baszucki        Director                             November 23, 2004
-----------------------
Paul Baszucki

/s/ Melvin L. Katten     Director                             November 23, 2004
-----------------------
Melvin L. Katten

/s/ George J. Martin     Director                             November 23, 2004
-----------------------
George J. Martin

/s/ Eugene J. Mora       Director                             November 23, 2004
-----------------------
Eugene J. Mora

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                  PAGE
                                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                                    17
Consolidated Balance Sheets - August 29, 2004 and August 31, 2003                                 18
Consolidated Statements of Income - Years Ended August 29, 2004, August 31, 2003
     and August 25, 2002                                                                          19
Consolidated Statements of Stockholders' Equity - Years Ended
     August 29, 2004, August 31, 2003 and August 25, 2002                                         20
Consolidated Statements of Cash Flows - Years Ended August 29, 2004,

     August 31, 2003 and August 25, 2002                                                          21
Notes to Consolidated Financial Statements                                                        22

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                                   31

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 29, 2004 and August 31, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended August 29, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 29, 2004 and August 31, 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended August 29, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the three years ended August 29, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schechter Dokken Kanter
     Andrews & Selcer Ltd

Minneapolis, Minnesota
October 15, 2004

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 29, 2004 AND AUGUST 31, 2003

                                                           2004            2003
                                                           ----            ----
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $    294,766    $   891,218
    Accounts receivable, less allowance for doubtful
        accounts of $10,074 and $10,735, respectively      1,757,282      1,530,811
    Net Inventories (Note 3)                                 923,223        606,262
    Prepaid and other current assets                          93,394         75,747
    Deferred tax assets (Note 7)                             198,225        169,387
                                                        ------------    -----------
               Total current assets                        3,266,890      3,273,425

PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 5):
    Land                                                     819,000              -
    Building and improvements                              1,175,297              -
    Machinery and equipment                                6,487,671      5,737,237
    Less accumulated depreciation                         (4,643,058)    (4,018,638)
                                                        ------------    -----------
               Total property, plant, and equipment        3,838,910      1,718,599

DEFERRED TAX ASSETS (NOTE 7)                               1,687,931      1,813,270

INTANGIBLE ASSETS (NOTE 11):
    Deferred financing costs, net of accumulated
        amortization of $2,204                                30,859              -
    Goodwill and related acquisition costs net of
        accumulated amortization of $344,812               2,368,452      2,368,452
                                                        ------------    -----------
                                                        $ 11,193,042    $ 9,173,746
                                                        ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                              $    808,047    $   403,277
    Accrued compensation and employee withholdings           251,343        384,857
    Miscellaneous accrued expenses                           145,294        150,289
    Current portion of long-term debt (Note 4)               306,588        195,720
                                                        ------------    -----------
               Total current liabilities                   1,511,272      1,134,143

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 4)              2,613,150        648,008

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY  (Note 6):
    Common stock, par value $.10 a share; authorized
        10,000,000 shares; issued and outstanding
        2,557,629 shares and 2,551,129, respectively         255,763        255,113
    Capital in excess of par value                         1,837,441      1,826,901
    Retained earnings                                      4,975,416      5,309,581
                                                        ------------    -----------
               Total stockholders' equity                  7,068,620      7,391,595
                                                        ------------    -----------
                                                        $ 11,193,042    $ 9,173,746
                                                        ============    ===========

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 29, 2004, AUGUST 31, 2003 AND AUGUST 25, 2002

                                          2004                2003                  2002
                                          ----                ----                  ----
Net sales (Note 9)                     $   11,524,835      $  10,792,650        $  12,948,068

Cost of products sold                      10,022,210          8,703,970           11,347,924
                                       --------------      -------------        -------------
          Gross margin                      1,502,625          2,088,680            1,600,144

Selling and administrative expense          1,423,422          1,511,458            1,750,883
Loss on sale of equipment                           -              9,972                    -
Loss on sale of subsidiary assets                   -                  -            2,505,919
Interest and other income                     (89,693)           (87,984)             (27,838)
Interest expense                               92,339            123,343              363,063
                                       --------------      -------------        -------------
                                            1,426,068          1,556,789            4,592,027
                                       --------------      -------------        -------------

Income (loss) before income taxes              76,557            531,891           (2,991,883)

Income tax expense (benefit) (Note 7)          27,561            178,522           (2,179,119)
                                       --------------      -------------        -------------

Net income (loss)                      $       48,996      $     353,369        $    (812,764)
                                       ==============      =============        =============
Basic earnings (loss) per share        $          .02      $         .14        $        (.33)
                                       ==============      =============        =============

Diluted earnings (loss) per share      $          .02      $         .14        $        (.33)
                                       ==============      =============        =============

Cash dividend per share                $          .15      $       .0375        $           -
                                       ==============      =============        =============


Weighted average number of common
    shares outstanding                      2,554,489          2,473,535            2,465,229
                                       ==============      =============        =============
Weighted average number dilutive
    common shares outstanding               2,625,238          2,485,961            2,465,229
                                       ==============      =============        =============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      COMMON STOCK              CAPITAL                              TOTAL
                                 ----------------------       IN EXCESS            RETAINED      STOCKHOLDERS'
                                   SHARES      AMOUNT        OF PAR VALUE          EARNINGS         EQUITY
                                   ------      ------        ------------          --------         ------
BALANCE AT AUGUST 26, 2001       2,465,229   $  246,523      $   1,640,934      $   5,864,644   $     7,752,101

     Net loss                            -            -                  -           (812,764)         (812,764)
                                 ---------   ----------      -------------      --------------  ---------------

BALANCE AT AUGUST 25, 2002       2,465,229   $  246,523      $   1,640,934      $   5,051,880   $     6,939,337

     Net earnings                        -            -                  -            353,369           353,369
     Exercise of stock options     100,000       10,000            202,500                  -           212,500
     Dividends paid                      -            -                  -            (95,668)          (95,668)
     Repurchase of shares          (14,100)      (1,410)           (16,533)                 -           (17,943)
                                 ----------  ----------      --------------     -------------   ---------------

BALANCE AT AUGUST 31, 2003       2,551,129   $  255,113      $   1,826,901      $   5,309,581   $     7,391,595

     Net earnings                        -            -                  -             48,996            48,996
     Exercise of stock options       6,500          650             10,540                  -            11,190
     Dividends paid                      -            -                  -           (383,161)         (383,161)
                                 ---------   ----------      -------------      --------------  ---------------

BALANCE AT AUGUST 29, 2004       2,557,629   $  255,763      $   1,837,441      $   4,975,416   $     7,068,620
                                 =========   ==========      =============      =============   ===============

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 29, 2004, AUGUST 31, 2003 AND AUGUST 25, 2002

                                                                                   2004           2003            2002
                                                                                   ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   (loss)                                                        $    48,996    $   353,369   $    (812,764)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Loss on sale of subsidiary                                                      -              -       2,505,919
          Depreciation                                                              624,419        630,222       1,275,688
          Amortization                                                                2,204              -               -
          Loss  on sale of property, plant, and equipment
              and other assets                                                            -          9,972           1,430
          Deferred taxes                                                             96,501        178,522      (2,183,419)

          Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                              (226,471)      (376,224)       (354,430)
                  Inventories                                                      (316,961)       157,061         556,964
                  Prepaid and other current assets                                  (17,647)       (41,757)         58,981
              (Decrease) increase in accounts payable and accrued expenses          266,261        211,673      (1,125,698)
                                                                                -----------    -----------   -------------
                  Net cash provided by (used in) operating activities               477,302      1,122,838         (77,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property, plant, and equipment                            (2,151,376)      (160,671)         (6,689)
          Proceeds from sale of equipment and other assets                                -          3,570           4,421
          Sale of subsidiary                                                              -              -       3,241,790
                                                                                -----------    -----------   -------------
          Net cash provided by (used in) investing activities                    (2,151,376)      (157,101)      3,239,522

CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of long-term debt                                              1,710,000              -               -
          Payment of long-term debt                                                (227,344)    (1,289,330)     (2,054,563)
          Issuance of common stock                                                   11,190        212,500               -
          Dividends paid                                                           (383,161)       (95,668)              -
          Deferred financing costs                                                  (33,063)
          Purchase of Company stock                                                       -        (17,943)              -
                                                                                -----------    -----------   -------------
              Net cash provided by (used in) financing activities                 1,077,622     (1,190,441)     (2,054,563)
                                                                                -----------    -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (596,452)      (224,704)      1,107,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      891,218      1,115,922           8,292
                                                                                -----------    -----------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   294,766    $   891,218   $   1,115,922
                                                                                ===========    ===========   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                                              $    86,484    $   129,226   $     385,676
          Income taxes                                                                    -          4,300               -
     Noncash investing and financing activities:
          Acquisition of machinery through capital lease                            593,355              -         606,618

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 29, 2004, AUGUST 31, 2003 AND AUGUST 25, 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Description - WSI Industries, Inc. is involved in the precision contract metal machining business primarily serving the recreational vehicle, aerospace/avionics and computer industries.

      Fiscal Year - WSI Industries, Inc. and Subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2003 consisted of 53 weeks while fiscal 2004 and 2002 each consisted of 52 weeks.

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

      Depreciation - The cost of substantially all machinery and equipment, and buildings and improvements are being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

      Machinery and equipment            3 to 10 years
      Building and improvements         15 to 40 years

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

      Revenue Recognition - Revenues from sales of product are recorded generally upon shipment. The Company has an agreement with a customer to provide product on a consignment basis. In this case, revenues are recognized when the customer notifies the Company that it has consumed the product. Credit losses relating to customers have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. The Company mitigates its credit risk by performing credit checks and actively pursuing past due accounts.

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

      Stock Options - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretation in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In fiscal 2004, 245,000 shares of stock options were excluded from the diluted earnings per share computation due to their anti-dilutive effect. In fiscal 2003 and 2002, the number of shares excluded were 184,000 and 431,000, respectively.

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

3.    INVENTORIES

      Inventories consist primarily of raw material, work-in-process (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $409,249 and $422,930 at August 29, 2004 and August 31, 2003, respectively:

                 August 29, 2004   August 31, 2003
                 ---------------   ---------------
Raw material         $277,359         $185,785
WIP                   359,432          211,188
Finished goods        286,432          209,289
                     --------         --------
                     $923,223         $606,262
                     ========         ========

4.    DEBT

      Long-term debt consists of the following:

                                         August 29, 2004    August 31, 2003
                                         ---------------    ---------------
Mortgages                                    1,699,897                  -
Capitalized lease obligations (Note 5)       1,219,841            843,728
                                            ----------         ----------
                                             2,919,738            843,728
Less current portion                           306,588            195,720
                                            ----------         ----------
Long-term debt$                              2,613,150         $  648,008
                                            ==========         ==========

      The Company purchased land and a building located in Monticello, Minnesota in May 2004. In connection with the purchase, the Company entered into two mortgages. The first mortgage was with its bank for $1,360,000 that matures on May 1, 2014. The mortgage has an initial interest rate of 5.37% with a provision that the rate will adjust on May 3, 2009 to a rate 2.5% above the monthly yield on United States Treasury five-year securities. The mortgage requires monthly principal and interest payments of $8,307 based on a 25-year amortization schedule. The mortgage is secured by all assets of the Company.

      The Company also entered into a mortgage with the City of Monticello Economic Development Authority (EDA). The EDA mortgage is subordinated to the bank mortgage, carries an interest rate of 2% and matures May 1, 2009. The mortgage also requires monthly principal and interest payments of $1,483 based on a 25-year amortization schedule.

      Maturities of long-term debt are as follows:

Fiscal years ending August:
        2005                            $     306,588
        2006                                  256,227
        2007                                  274,729
        2008                                  262,938
        2009                                  444,448
        Thereafter                          1,374,808

      Line of Credit:

      Concurrent with the mortgage, the Company renewed its revolving credit agreement with the bank. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires December 31, 2004 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 29, 2004, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at the bank's base rate (4.5% at August 29, 2004). During fiscal 2004, the Company did not access the line.

5.    COMMITMENTS

      Leases - Included in the consolidated balance sheet at August 29, 2004 are cost and accumulated depreciation on equipment subject to capitalized leases of $2,404,838 and $1,271,471 respectively. At August 31, 2003, the amounts were $1,788,730 and $1,053,719, respectively.

      The present value of the net minimum payments on capital leases as of August 29, 2004 is as follows:

Fiscal years ending August:
   2005                                         $   344,235
   2006                                             275,903
   2007                                             275,902
   2008                                             245,773
   2009                                             123,463
   Thereafter                                       180,485
                                                -----------
Total minimum lease payments                      1,445,761
Less amount representing interest                   225,920
                                                -----------
Present value of net minimum lease payments       1,219,841
Current portion                                     268,964
                                                -----------
Capital lease obligation, less current portion  $   950,877
                                                ===========

      The Company leases its Osseo, Minnesota facility under an operating lease that expires in February 2005 with a monthly base rent of $9,640. Operating expenses and real estate taxes are paid by the Company.

      The Company also leases a storage facility under an operating lease that expires in November 2004 with a monthly rent of $2,013.

      Future minimum lease payments for operating leases are:

Fiscal years ending August:
   2005                         $68,948
                                -------
Total minimum lease payments    $64,948
                                =======

      Rent expense of approximately $143,000, $144,000 and $286,000 have been charged to operations for the years ended August 29, 2004, August 31, 2003 and August 25, 2002, respectively.

6.    STOCK OPTIONS

      Stock Options - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

      In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. At August 29, 2004, 49,166 shares remained reserved and available for grant under the plan.

      Option transactions during the three years ended August 29, 2004 are summarized as follows:

                                          1987 Stock                      1994 Stock
                                          Option Plan                     Option Plan
                                 ----------------------------    ----------------------------
                                                   Average                         Average
                                   Shares           Price           Shares          Price
                                 ------------    ------------    ------------    ------------
Outstanding at August 26, 2001        109,000    $       2.20         316,500    $       4.44
    Granted                                 -                         103,000            1.43
    Lapsed or Cancelled                     -                         (97,500)           5.04
                                 ------------    ------------    ------------    ------------

Outstanding at August 25, 2002        109,000            2.20         322,000            3.30
    Granted                                 -                          60,000            1.22
    Lapsed                                  -                         (54,000)           4.46
    Exercised                        (100,000)           2.13               -
                                 ------------    ------------    ------------    ------------

Outstanding at August 31, 2003          9,000            3.04         328,000            2.78
    Granted                                 -                          65,000            2.75
    Lapsed                                  -                         (14,000)           4.17
    Exercised                          (4,000)           2.00          (2,500)           1.28
                                 ------------    ------------    ------------    ------------

Outstanding at August 29, 2004          5,000    $       3.88         376,500    $       2.68
                                 ============    ============    ============    ============

      The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS
      123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for grants issued during fiscal 2004, fiscal 2003 and fiscal 2002 as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.

                             2004          2003         2002
                          ----------    ----------   ----------
Dividend yield                   5.5%            5%        None
Expected volatility            76.29%        77.47%        60.9%
Risk free interest rate     3.4%-4.2%    3.25%-4.4%        3%-4%
Expected term             5-10 years    5-10 years   5-10 years


      The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                  Years ended
                                              ---------------------------------------------------
                                              August 29, 2004    August 31, 2003  August 25, 2002
                                              ---------------    ---------------  ---------------
Net Income (loss):
      As reported                               $     48,996      $    353,369     $   (812,764)
      Less:  Total Stock based compensation
      expense determined under fair value
      based method for all awards                    (76,098)          (33,287)         (94,685)
                                                ------------      ------------     ------------
      Pro forma                                 $    (27,102)     $    320,082     $   (907,449)

Income (loss) per basic common share:
      As reported                               $        .02      $        .14     $       (.33)
      Pro forma                                 $       (.01)     $        .13     $       (.37)

Income per diluted common share:
      As reported                               $        .02      $        .14     $       (.33)
      Pro forma                                 $       (.01)     $        .13     $       (.37)

      As of August 29, 2004, there were 148,500 options outstanding with exercise prices between $1.22 and $1.44, 106,000 options outstanding with exercise prices between $2.00 and $2.94, 54,000 shares with exercise prices between $3.00 and $3.88 and 73,000 options outstanding with exercise prices between $4.13 and $5.50. At August 29, 2004, outstanding options had a weighted-average remaining contractual life of 6 years.

      The number of options exercisable as of August 29, 2004, August 31, 2003 and August 25, 2002 were 319,500, 270,000 and 354,000, respectively, at weighted average share prices of $2.79, $3.11, and $3.28 per share, respectively.

7.    INCOME TAXES

      Income tax expense (benefit) consisted of the following:

                              Years Ended
              -------------------------------------------
               August 29,      August 31,     August 25,
                  2004            2003           2002
              ------------    ------------   ------------
Current:
    Federal   $    (68,940)   $          -   $          -
    State                -               -          4,300
              ------------    ------------   ------------
                   (68,940)              -          4,300
Deferred:
    Federal         94,501         167,437     (2,090,861)
    State            2,000          11,085        (92,558)
              ------------    ------------   ------------
    Total     $     96,501    $    178,522   $ (2,183,419)
              ============    ============   ============

      A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                             Years Ended
                                               ----------------------------------------
                                               August 29,     August 31,     August 25,
                                                  2004           2003           2002
                                               ----------     ----------     ----------
Ordinary federal income tax statutory rate           34.0%          34.0%         (35.0%)
Limitation on (utilization of) tax assets               -              -           35.0
Change in valuation allowance                           -              -          (72.2)
State income taxes net of federal tax effect          2.6            2.1           (2.1)
Other                                                 (.6)          (2.5)           1.5
                                               ----------     ----------     ----------
Taxes provided                                       36.0%          33.6%         (72.8)%
                                               ==========     ==========     ==========

      Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                      August 29, 2004    August 31, 2003
                                                      ---------------    ---------------
DEFERRED TAX ASSETS
Accrued liabilities                                   $        43,815    $        10,414
Inventory valuation accruals                                  139,145            143,796
Net operating loss carryforwards                            1,463,242          1,497,073
Tax credit carryforwards                                      505,750            576,638
Other                                                         141,794            140,382
                                                      ---------------    ---------------
                                                            2,293,746          2,368,303
DEFERRED TAX LIABILITIES
Tax depreciation and amortization greater than book          (407,590)          (385,646)
                                                      ---------------    ---------------
Net deferred tax assets                                     1,886,156          1,982,657
Valuation allowance                                                 -                  -
                                                      ---------------    ---------------
Net Deferred Tax Asset                                $     1,886,156    $     1,982,657
                                                      ===============    ===============

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

      As of August 29, 2004, the Company had federal net operating loss carryforwards of approximately $4,210,000 expiring in 2009-2022. Also as of August 29, 2004, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward and approximately $52,000 in other credit carryforward. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

8.    EMPLOYEE BENEFITS

      The Company maintains a 401(k) profit sharing and retirement savings plan that all employees are eligible to participate in. Contributions charged to operations for fiscal 2004, 2003, and 2002, were $88,788, $78,822 and $102,233, respectively.

9.    INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

      The Company had sales to three customers that exceeded 10 percent of total sales during any one of fiscal years 2004, 2003 or 2002 as listed below:

                  Fiscal Year Sales
---------------------------------------------------
 Customer         2004         2003         2002
----------     ----------   ----------   ----------
  #1           $9,107,000   $8,034,000   $4,782,000
  #2                    -            -    4,119,000
  #3              741,000      950,000    1,314,000

      The Company had accounts receivable from its largest customer of $1,314,000 and $1,078,000 at August 29, 2004 and August 31, 2003,
      respectively.

10.   EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                             2004           2003            2002
                                         ------------   ------------    ------------
Net Income (Loss)                        $     48,996   $    353,369    $   (812,764)
                                         ============   ============    ============
Denominator for earnings per share:

    Weighted average shares;
    denominator for basic earnings
    per share                               2,554,489      2,473,535       2,465,229

    Effect of dilutive securities;
    employee and nonemployee options           70,749         12,426               -
                                         ------------   ------------    ------------

    Dilutive common shares;
    denominator for diluted earnings
    per share                               2,625,238      2,485,961       2,465,229
                                         ============   ============    ============

Basic (loss) income per share            $        .02   $        .14    $       (.33)
                                         ============   ============    ============

Dilutive income (loss) per share         $        .02   $        .14    $       (.33)
                                         ============   ============    ============

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

      Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of goodwill of $2,119,669 (net of accumulated amortization of $308,595), and organization costs of $248,783 (net of accumulated amortization of $36,217) at each year end.

      The Company recorded $33,063 of deferred financing costs incurred in connection with the mortgages described in Note 4. The costs are being amortized over five years on a straight-line basis with the Company incurring $6,613 per year of amortization expense over that period.

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE AT      NET ADDITIONS                     BALANCE AT
                                                      BEGINNING        CHARGED TO            NET          END OF
               DESCRIPTION                            OF PERIOD     COST AND EXPENSES    DEDUCTIONS       PERIOD
--------------------------------------------------   ------------   -----------------   ------------   ------------
Reserves deducted from assets to which it applies:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Year ended August 25, 2002                      $     27,500     $          0       $     16,747   $     10,753
                                                     ============     ============       ============   ============
     Year ended August 31, 2003                      $     10,753     $          0       $         18   $     10,735
                                                     ============     ============       ============   ============
     Year ended August 29, 2004                      $     10,735     $          0       $        661   $     10,074
                                                     ============     ============       ============   ============
     ALLOWANCE FOR EXCESS OR OBSOLETE INVENTORY:

     Year ended August 25, 2002                      $    263,372     $    301,327       $     47,319   $    517,380
                                                     ============     ============       ============   ============
     Year ended August 31, 2003                      $    517,380     $          0       $     94,450   $    422,930
                                                     ============     ============       ============   ============
     Year ended August 29, 2004                      $    422,930     $          0       $     13,681   $    409,249
                                                     ============     ============       ============   ============