Form 10-Q
period 2004-11-28
WSI INDUSTRIES, INC.
filed 2005-01-12
CIK 104897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from_______________________to ____________________

Commission File Number 0-619

                              WSI Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

        Minnesota                                            41-0691607
--------------------------------------------------------------------------------

(State or other jurisdiction of                           (I. R.S. Employer
  incorporation of organization)                          Identification No.)

  Monticello, Minnesota                                          55362
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (763) 295-9202
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Osseo, Minnesota
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

         2,557,629 shares of common stock were outstanding as of December 31, 2004.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                                Page No.
                                                                                                --------

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets November 28, 2004(Unaudited)
                  and August 29, 2004                                                                  3

                  Condensed Consolidated Statements of Income
                  Thirteen weeks ended November 28, 2004
                  and November 30, 2003 (Unaudited)                                                    4

                  Condensed Consolidated Statements of Cash Flows
                  Thirteen weeks ended November 28, 2004
                  and November 30, 2003 (Unaudited)                                                    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                  6, 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         8, 9, 10

         Item 4.  Controls and Procedures                                                             11

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K                                                    11

         Signatures                                                                                   12

Part I. Financial Information

         Item I. Financial Statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              NOVEMBER 28,          AUGUST 29,
ASSETS                                                                           2004                  2004
------                                                                           ----                  ----
                                                                              (Unaudited)
      CURRENT ASSETS:
           Cash and cash equivalents                                         $     631,681         $     294,766
           Accounts receivable                                                   1,527,587             1,757,282
           Inventories                                                           1,075,091               923,223
           Prepaid and other current assets                                         73,243                93,394
           Deferred tax assets                                                     198,225               198,225
                                                                             -------------         -------------
               Total Current Assets                                              3,505,827             3,266,890
                                                                             -------------         -------------

      Property, Plant and Equipment - Net                                        3,697,774             3,838,910
                                                                             -------------         -------------

      Deferred tax assets                                                        1,673,522             1,687,931
                                                                             -------------         -------------

      Intangible assets, net                                                     2,397,657             2,399,311
                                                                             -------------         -------------

                                                                             $  11,274,780         $  11,193,042
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Trade accounts payable                                            $   1,065,463         $     808,047
           Accrued compensation and employee withholdings                          285,577               251,343
           Miscellaneous accrued expenses                                           82,809               145,294
           Current portion of long-term debt                                       322,688               306,588
                                                                             -------------         -------------
               Total Current Liabilities                                         1,756,537             1,511,272
                                                                             -------------         -------------

      Long term debt, less current portion                                       2,519,920             2,613,150
                                                                             -------------         -------------

      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,557,629 shares                                                    255,763               255,763
               Capital in excess of par value                                    1,837,441             1,837,441
           Retained earnings                                                     4,905,119             4,975,416
                                                                             -------------         -------------
               Total Stockholders' Equity                                        6,998,323             7,068,620
                                                                             -------------         -------------
                                                                             $  11,274,780         $  11,193,042
                                                                             =============         =============

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                            13 weeks ended
                                                                                    --------------------------------
                                                                                      November 28,     November 30,
                                                                                          2004             2003
                                                                                    --------------   ---------------
Net sales                                                                           $    3,874,041   $     2,806,062

Cost of products sold                                                                    3,301,119         2,383,549
                                                                                    --------------   ---------------

     Gross margin                                                                          572,922           422,513

Selling and administrative expense                                                         494,362           317,889
Interest and other income                                                                   (1,467)           (3,590)
Interest and other expense                                                                  40,003            15,983
                                                                                    --------------   ---------------
Earnings from operations before income taxes                                                40,024            92,231

Income tax expense                                                                          14,409            35,861
                                                                                    --------------   ---------------

Net earnings                                                                        $       25,615   $        56,370
                                                                                    ==============   ===============

Basic earnings per share                                                            $          .01   $           .02
                                                                                    ==============   ===============

Diluted earnings per share                                                          $          .01   $           .02
                                                                                    ==============   ===============

Cash dividend per share                                                             $        .0375   $         .0375
                                                                                    ==============   ===============
Weighted average number of common shares                                                 2,557,629         2,551,129
                                                                                    ==============   ===============

Weighted average number of
  common and dilutive potential common shares                                            2,618,604         2,629,091
                                                                                    ==============   ===============

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     13 weeks ended
                                                                           -------------------------------
                                                                             November 28,     November 30,
                                                                                2004             2003
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $      25,615     $      56,370
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Depreciation                                                       159,544           145,033
              Amortization                                                         1,653                 -
              Deferred taxes                                                      14,409            35,861
         Changes in assets and liabilities:
              Decrease in accounts receivable                                    229,695           494,673
              Increase in inventories                                           (151,868)          (55,407)
              Decrease in prepaid expenses                                        20,151            39,468
              Increase in accounts payable and
                 accrued expenses                                                229,165            74,893
                                                                           -------------     -------------
         Net cash provided by operations                                         528,364           790,891
                                                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                   (18,407)          (19,465)
                                                                           -------------     -------------
              Net cash used in investing activities                              (18,407)          (19,465)
                                                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                                  (77,130)          (47,500)
     Dividends paid                                                              (95,912)          (95,668)
                                                                           -------------     -------------

         Net cash used in financing activities                                  (173,042)         (143,168)
                                                                           -------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        336,915           628,258

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   294,766           891,218
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $     631,681     $   1,519,476
                                                                           =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $      40,232     $      15,984
         Income taxes                                                      $           -     $           -

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  The condensed consolidated balance sheet as of November 28, 2004, the condensed consolidated statements of income for the thirteen weeks ended November 28, 2004 and November 30, 2003 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The condensed consolidated balance sheet at August 29, 2004 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2. DEBT AND LINE OF CREDIT:

                  The Company has renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank's prime rate. It contains restrictive provisions concerning yearly capital expenditures, maximum debt to net worth and minimum current ratios, as well a minimum debt service coverage ratio. The Company has not accessed the Revolver since the original inception of the agreement on December 2, 2002. The credit agreement is secured by all non-real property assets of the Company and expires December 31, 2005.

3.       INVENTORIES

                  Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $422,684 and $409,249 at November 28, 2004 and August 29, 2004, respectively.

                                            November 28,                August 29,
                                               2004                       2004
                                               ----                       ----
Raw material                              $     312,812                $  277,359
WIP                                             431,008                   359,432
Finished goods                                  331,271                   286,432
                                          -------------                ----------
                                          $   1,075,091                $  923,223
                                          =============                ==========

4.       GOODWILL AND INTANGIBLE ASSETS

                  Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets are deemed to have indefinite lives and are not amortized but are subjected to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

                  The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company performed its annual impairment test in the fourth quarter of fiscal 2004 and has determined no charge is warranted.

                  Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                    November 28,                 August 29,
                                                       2004                         2004
                                                       ----                         ----
Goodwill                                            $ 2,428,264                 $ 2,428,264
Less accumulated amortization                           308,595                     308,595
                                                    -----------                 -----------
                                                    $ 2,119,669                 $ 2,119,669
                                                    ===========                 ===========
Other identifiable intangibles:
     Organization Costs                             $   285,000                 $   285,000
     Less accumulated amortization                       36,217                      36,217
                                                    -----------                 -----------
                                                    $   248,783                 $   248,783
                                                    ===========                 ===========

Deferred financing                                  $    33,063                 $    33,063
     Less accumulated amortization                        3,858                       2,204
                                                    -----------                 -----------
                                                    $    29,205                 $    30,859
                                                    ===========                 ===========
                                                    $ 2,397,657                 $ 2,399,311
                                                    ===========                 ===========

5.       DEBT:

                  The Company purchased a new manufacturing facility and office located in Monticello, Minnesota on May 3, 2004. In order to facilitate the purchase, the Company entered into two mortgage agreements. The first mortgage was with its bank for $1,360,000 with a monthly payment of $8,307 based on a 25-year amortization schedule. Interest is at 5.37% with a provision to adjust the rate after 5 years to the monthly five-year Treasury yield plus 2.5%. The entire principal balance is due May 1, 2014.

                  The second mortgage is with the City of Monticello Economic Development Authority (MEDA) for $350,000 with a monthly payment of $1,483 based on a 25-year amortization schedule. Interest is at 2.0%. The entire balance is due after five years on May 1, 2009. The indebtedness to the bank is secured pursuant to a mortgage and security agreement and fixture financing statement and the debt to MEDA is secured by a mortgage.

4.       EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share:

                                              Thirteen weeks ended
                                            ------------------------
                                            November 28,  November 30,
                                              2004          2003
                                              ----          ----
Numerator for basic and diluted
 earnings per share:
     Net earnings                           $   25,615    $   56,370
                                            ==========    ==========

Denominator:
     Denominator for basic earnings
     per share - weighted average shares     2,557,629     2,551,129

Effect of dilutive securities:
Employee and non-employee options               60,975        77,962
                                            ----------    ----------

     Dilutive common shares
     Denominator for diluted earnings
     per share                               2,618,604     2,629,091
                                            ==========    ==========

Basic earnings per share                    $      .01    $      .02
                                            ==========    ==========

Diluted earnings per share                  $      .01    $      .02
                                            ==========    ==========

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       and

                              RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

         Reclassification: Certain prior year items have been reclassified to conform to the current year presentation.

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

Results of Operations:

         Net sales were $3,874,000 for the quarter ending November 28, 2004, an increase of 38% or $1,068,000 from the same period of the prior year. The increase was due primarily to higher sales in the Company's recreational vehicle market.

         Gross margin remained steady at 15% for the quarter ending November 28, 2004 versus the prior year quarter. Gains from the increase in volume were offset by higher supplies and machine repair expense as well as inefficiencies derived from operating in two buildings. With the purchase of the Monticello, Minnesota facility described in Note 4, the Company has been operating out of the Monticello building as well as its Osseo, Minnesota facility. The Company anticipates that it will be fully relocated by the end of its second fiscal quarter in February 2005.

         Selling and administrative expense of $572,000 for the quarter ending November 28, 2004 was $150,000 higher than in the prior year. Selling and administrative expense was negatively affected by $168,000 in costs associated with the relocation of operations to the new facility in Monticello, as well the costs associated with maintaining the Osseo building.

         Interest expense in the first quarter of fiscal 2005 was $40,000, which was $24,000 higher than the first quarter of fiscal 2004 amount of $16,000. The increase is attributable to higher debt due to the mortgages on the Monticello building, as well as additional capitalized leases.

         The Company recorded income tax expense at an effective tax rate of 36% for the quarters ended November 28, 2004 and November 30, 2003, respectively.

Liquidity and Capital Resources:

         On November 28, 2004, working capital was $1,749,000 compared to $1,756,000 at August 29, 2004. The ratio of current assets to current liabilities at November 28, 2004 was 2.0 to 1.0 compared to 2.16 to 1.0 at August 29, 2004. The Company's cash balance increased $337,000 during the first quarter, primarily from collections of accounts receivable.

         As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank subsequent to the end of the fiscal 2005 first quarter. Interest on the new agreement is at prime. No amounts have been borrowed since the closing of the original agreement in December 2002.

         It is the Company's belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the end of fiscal 2005.

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

         The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) the Company was dependent upon one customer for 79% of its revenues in fiscal year 2004 and expects that a significant portion of its future revenue will be derived from this customer; (iv) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (v) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vi) the prices of our products are subject to downward pressure from customers and market pressure from competitors; (vii) the Company's ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (viii) the Company's ability to comply with covenants of its credit facility; (ix) fluctuations in operating results due to, among other things, changes in customer demand for our product, in our manufacturing costs and efficiently of our operations; (x) a trend among our customers toward outsourcing manufacturing to foreign operations.

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

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS

A. The following exhibits are included herein:

Exhibit 10.1        Amendment and Modification of Revolving Line of Credit dated January 1, 2005 between the Company and Excel Bank.

Exhibit 31.1        Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2        Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32          Certificate pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WSI INDUSTRIES, INC.

Date:  January 11, 2005            /s/ Michael J. Pudil
                                   ---------------------------------------------
                                   Michael J. Pudil, President & CEO

Date:  January 11, 2005            /s/ Paul D. Sheely
                                   ---------------------------------------------
                                   Paul D. Sheely, Vice President, Finance & CFO