Form 10-K/A
period 2004-08-29
WSI INDUSTRIES, INC.
filed 2005-03-25
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes            No     X
    ---------     -----------

The aggregate market value of the common shares held by non-affiliates of the Registrant on February 27, 2004, the last business day of the Company's most recently completed second quarter was approximately $6,205,000, based upon the closing sale price on that date of $2.43 as reported by the Nasdaq SmallCap System.

Number of shares outstanding of the Company's common stock, par value $.10 per share, as of November 24, 2004 is 2,557,629.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 6, 2005 are incorporated by reference into Part III.

                                  ------------

Description of Amendment No. 1 to Annual Report on Form 10-K for Year Ended August 29, 2004:

This amendment to the WSI Industries, Inc. Annual Report on Form 10-K for the year ended August 29, 2004 is being filed solely to clarify the conclusions of management regarding the Company's controls and procedures as disclosed in Part
II: Other Information -Item 9A. Controls and Procedures.


ITEM 9A.          CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Michael J. Pudil, and Chief Financial Officer, Paul D. Sheely, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that as of such date, the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WSI INDUSTRIES, INC.


                                       BY:    /s/ Michael J. Pudil
                                              ---------------------------------
                                              Michael J. Pudil, President and
                                              Chief Executive Officer

                                      BY:    /s/ Paul D. Sheely
                                             ---------------------------------
                                             Paul D. Sheely
                                             Vice President and Treasurer
Dated:  March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



                  SIGNATURE                                      TITLE                                 DATE


/s/ Michael J. Pudil                            President, Chief Executive Officer,          March 25, 2005
--------------------------------------------
Michael J. Pudil                                Director


/s/ Paul Baszucki                               Director                                     March 25, 2005
--------------------------------------------
Paul Baszucki


/s/ Melvin L. Katten                            Director                                     March 25, 2005
--------------------------------------------
Melvin L. Katten


/s/ George J. Martin                            Director                                     March 25, 2005
--------------------------------------------
George J. Martin


/s/ Eugene J. Mora                              Director                                     March 25, 2005
--------------------------------------------
Eugene J. Mora
