Form 10-Q/A
period 2004-11-28
WSI INDUSTRIES, INC.
filed 2005-03-25
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-Q

(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------- EXCHANGE ACT OF 1934


For the quarterly period ended                       November 28, 2004
                               ------------------------------------------------
                                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---------EXCHANGE ACT OF 1934


For  the transition period from                               to
                                ------------------------------  ---------------

Commission File Number              0-619
                       ---------------------------------------

                              WSI Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


         Minnesota                                              41-0691607
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I. R. S. Employer
  incorporation of organization)                            Identification No.)

         Monticello, Minnesota                                        55362
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (763) 295-9202
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Osseo, Minnesota
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X          No
            --------          -------

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes               No    X
            ---------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        2,557,629 shares of common stock were outstanding as of December 31, 2004.

Description of Amendment No. 1 to Quarterly Report on Form 10-Q for Quarter Ended November 28, 2004:

This amendment to the WSI Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended November 28, 2004 is being filed solely to clarify the conclusions of management regarding the Company's controls and procedures as disclosed in
Part I: Financial Information--Item 4. Controls and Procedures.


ITEM 4. CONTROLS AND PROCEDURES

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


                                                 WSI INDUSTRIES, INC.


Date:  March 25, 2005                             /s/ Michael J. Pudil
       --------------                             -----------------------------------------------
                                                  Michael J. Pudil, President & CEO



Date:  March 25, 2005                             /s/ Paul D. Sheely
       --------------                             --------------------------------------------------------
                                                  Paul D. Sheely, Vice President, Finance & CFO
