Form 10-Q
period 2005-02-27
WSI INDUSTRIES, INC.
filed 2005-04-01
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2005
                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For  the transition period from ___________________ to ________________________

Commission File Number 0-619

                              WSI Industries, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant, as specified in its charter)

           Minnesota                                        41-0691607
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation of organization)                         Identification No.)

        Monticello, Minnesota                                       55362
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (763) 295-9202
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

      2,557,629 Common Shares were outstanding as of March 18, 2005.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                 Page No.
PART I. FINANCIAL INFORMATION:

      Item 1. Financial Statements

            Condensed Consolidated Balance Sheets February 27, 2005 (Unaudited)
            and August 29, 2004                                                        3

            Condensed Consolidated Statements of Operations Thirteen and
            Twenty-Six weeks ended February 27, 2005 and February 29, 2004
            (Unaudited)                                                                4

            Condensed Consolidated Statements of Cash Flows Twenty-Six weeks
            ended February 27, 2005 and February 29, 2004 (Unaudited)                  5

            Notes to Condensed Consolidated Financial Statements (Unaudited)       6 - 8

      Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                       9 - 13

      Item 4. Controls and Procedures                                                 13

PART II. OTHER INFORMATION:

      Item 4. Submission of Matters to a Vote of the Security Holders                 14

      Item 6. Exhibits                                                                14

      Signatures                                                                      14

Part I. Financial Information

      Item 1. Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               FEBRUARY 27,        AUGUST 29,
                                                                  2005               2004
                                                             ----------------    -------------
                                                               (unaudited)
ASSETS

    CURRENT ASSETS:
         Cash and cash equivalents                           $         36,669    $     294,766
         Accounts receivable                                        1,912,972        1,757,282
         Inventories                                                1,148,237          923,223
         Prepaid and other current assets                              62,853           93,394
         Deferred tax assets                                          242,085          198,225
                                                             ----------------    -------------
              Total Current Assets                                  3,402,816        3,266,890
                                                             ----------------    -------------

    Property, Plant and Equipment - Net                             3,907,462        3,838,910
                                                             ----------------    -------------

    Deferred tax assets                                             1,613,725        1,687,931
                                                             ----------------    -------------

    Intangible assets, net                                          2,396,004        2,399,311
                                                             ----------------    -------------

                                                             $     11,320,007    $  11,193,042
                                                             ================    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Revolving line of credit                            $        100,000    $           -
         Trade accounts payable                                       739,148          808,047
         Accrued compensation and employee withholdings               326,543          251,343
         Miscellaneous accrued expenses                               132,881          145,294
         Current portion of long-term debt                            314,796          306,588
                                                             ----------------    -------------
              Total Current Liabilities                             1,613,368        1,511,272
                                                             ----------------    -------------
    Long term debt, net of current portion                          2,775,897        2,613,150
                                                             ----------------    -------------

    STOCKHOLDERS' EQUITY:
         Common stock, par value $.10 a share; authorized
              10,000,000 shares; issued and outstanding
              2,557,629 shares                                        255,763          255,763
         Capital in excess of par value                             1,837,441        1,837,441
         Retained earnings                                          4,837,538        4,975,416
                                                             ----------------    -------------
              Total Stockholders' Equity                            6,930,742        7,068,620
                                                             ----------------    -------------
                                                             $     11,320,007    $  11,193,042
                                                             ================    =============

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             13 weeks ended                  26 weeks ended
                                     ------------------------------   -------------------------------
                                      February 27,    February 29,     February 27,     February 29,
                                          2005           2004             2005             2004
                                     -------------   --------------   --------------   --------------
Net sales                            $   3,654,475   $    2,615,666   $    7,528,516   $    5,421,727

Cost of products sold                    3,036,317        2,198,175        6,337,436        4,581,724
                                     -------------   --------------   --------------   --------------

Gross margin                               618,158          417,491        1,191,080          840,003

Selling and administrative expense         536,880          323,837        1,031,244          641,726
Interest and other income                   (5,189)          (4,095)          (6,656)          (7,685)
Interest expense                            42,196           15,043           82,199           31,026
                                     -------------   --------------   --------------   --------------
Earnings from operations
  before income taxes                       44,271           82,706           84,293          174,936

Income tax expense                          15,937           27,116           30,346           62,977
                                     -------------   --------------   --------------   --------------

Net earnings                         $      28,334   $       55,590   $       53,947   $      111,959
                                     =============   ==============   ==============   ==============

Basic earnings per share             $         .01   $          .02   $          .02   $          .04
                                     =============   ==============   ==============   ==============

Diluted earnings per share           $         .01   $          .02   $          .02   $          .04
                                     =============   ==============   ==============   ==============

Cash dividend per share              $       .0375   $        .0375   $         .075   $         .075
                                     =============   ==============   ==============   ==============

Weighted average number of
  common shares                          2,557,629        2,552,008        2,557,629        2,551,569
                                     =============   ==============   ==============   ==============

Weighted average number of
  common and dilutive potential
  common shares                         2,630,114         2,625,887        2,624,359        2,628,038
                                     =============   ==============   ==============   ==============

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     26 weeks ended
                                                             --------------------------------
                                                              February 27,      February 29,
                                                                  2005             2004
                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                             $       53,947    $      111,959
        Adjustments to reconcile net earnings to net cash
            provided by operating activities:
            Depreciation                                            326,367           294,827
            Amortization                                              3,307                 -
            Loss on disposal of equipment                             1,125                 -
            Deferred taxes                                           30,346            62,977
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable             (155,690)          258,604
            Increase in inventories                                (225,014)          (74,291)
            Decrease in prepaid expenses                             30,541            20,710
            Decrease in accounts payable
             and accrued expenses                                    (6,111)          (56,456)
                                                             --------------    --------------
        Net cash provided by operations                              58,818           618,330
                                                             --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property, plant and equipment                   (61,044)          (40,272)
                                                             --------------    --------------
            Net cash used in investing activities                   (61,044)          (40,272)
                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock options exercised                                           -             3,190
        Net borrowings on revolving line of credit                  100,000                 -
        Payments of long-term debt                                 (164,045)          (95,941)
        Dividends paid                                             (191,826)         (191,337)
                                                             --------------    --------------

            Net cash used in financing activities                  (255,871)         (284,088)
                                                             --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (258,097)          293,970

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      294,766           891,218
                                                             --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD         $       36,669    $    1,185,188
                                                             ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                             $       81,696    $       31,026
        Income taxes                                         $        1,500    $            -
    Noncash investing and financing activities:
        Acquisition of machinery through capital lease       $      335,000    $            -

           See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

      The condensed consolidated balance sheet as of February 27, 2005, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended February 27, 2005 and February 29, 2004 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.    INVENTORIES

      Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $340,224 and $409,249 at February 27, 2005 and August 29, 2004, respectively.

                    February 27,        August 29,
                       2005              2004
                   --------------     --------------
Raw material       $      374,283     $      277,359
WIP                       429,601            359,432
Finished goods            344,353            286,432
                   --------------     --------------
                   $    1,148,237     $      923,223
                   ==============     ==============

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

      Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                           February 27,        August 29,
                                              2005               2004
                                          --------------      ------------
Goodwill                                  $    2,713,264      $  2,713,264
Less accumulated amortization                    344,812           344,812
                                          --------------      ------------
                                          $    2,368,452      $  2,368,452
                                          ==============      ============

Deferred financing                        $       33,063      $     33,063
     Less accumulated amortization                 5,511             2,204
                                          --------------      ------------
                                          $       27,552      $     30,859
                                          --------------      ------------
                                          $    2,396,004      $  2,399,311
                                          ==============      ============

4.    EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                                  Thirteen weeks ended              Twenty- Six weeks ended
                                            --------------------------------    -------------------------------
                                             February 27,      February 29,      February 27      February 29,
                                                 2005              2004              2005             2004
                                            --------------    --------------    -------------    --------------
Numerator for basic and diluted
earnings per share:
     Net earnings                           $       28,334    $       55,590    $      53,947    $      111,959
                                            ==============    ==============    =============    ==============
Denominator
     Denominator for basic earnings
     per share - weighted average shares         2,557,629         2,552,008        2,557,629         2,551,569
                                            ==============    ==============    =============    ==============
Effect of dilutive securities:
Employee and non-employee options                   72,485            73,879           66,730            76,469
                                            ==============    ==============    =============    ==============
     Dilutive common shares
     Denominator for diluted earnings
     Per share                                   2,630,114         2,625,887        2,624,359         2,628,038
                                            ==============    ==============    =============    ==============

Basic earnings per share                    $          .01    $          .02    $         .02    $          .04
                                            ==============    ==============    =============    ==============

Diluted earnings per share                  $          .01    $          .02    $         .02    $          .04
                                            ==============    ==============    =============    ==============

5.    DEBT AND LINE OF CREDIT:

            The Company has renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank's prime rate. The revolver was accessed during the fiscal 2005 second quarter, and $100,000 was owed at February 27, 2005. The credit agreement is secured by all assets of the Company and expires December 31, 2005. It contains restrictive provisions concerning yearly capital expenditures, maximum debt to net worth and minimum current ratios, as well a minimum debt service coverage ratio. At February 27, 2005, the Company was in compliance with these provisions.

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

                              RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

      The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so the Company consider these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Allowance for Excess and Obsolete Inventory:

      Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market. Any excess of cost over the net realizable value of inventory components is included in the allowance for obsolete inventory. The Company analyzes the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. If actual or expected requirements were significantly lower than the established reserves, the Company would record an increase to the obsolescence allowance in the period in which we made such a determination. The Company performs its lower of cost or market testing as well as its excess or obsolete inventory analyses quarterly.

      The Company's allowance for obsolete inventory consists of the following at February 27, 2005 and August 29, 2004:

                                      February 27, 2005      August 29, 2004
                                      -----------------      ---------------
Obsolete finished goods               $         256,199      $       258,844
Obsolete work-in-process                          8,740               90,020
Cost exceeding market value                      75,285               60,384
                                      -----------------      ---------------
                                      $         340,224      $       409,249

The Company has no specific timeline to dispose of its remaining obsolete inventory as it still occasionally sells some of those items.

Goodwill Impairment:

      The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company's value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: a) sales estimates for the Company in part provided with guidance provided from the Company's customers; and b) material and labor costs of the company's major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2004 fourth quarter did not show an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

      The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance would be set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company's deferred tax assets have two major components which relate to the Company's NOL and the Company's AMT tax credit carryforward. The Company's AMT tax credit carryforward does not expire. The Company's NOL carryforward has $870,000 expiring in fiscal year 2009, $415,000 in fiscal 2011 and $2.8 million expiring in fiscal 2021 and after. The Company believes that its current rate of growth will be sufficient to fully utilize its NOL before they expire. However, a significant loss of a customer or a change in the Company's business could affect the realization of the deferred tax assets.

Revenue Recognition:

      The Company considers its revenue recognition policy to fall under the guidance of FASB's conceptual framework for revenue recognition. The Company recognizes revenue only after: a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; b) shipment has occurred, or in the case of services, after the service has been completed; c) collectibility is reasonably assured. The Company continually monitors its accounts receivable for any delinquent or slow paying accounts. If an uncollectible account should arise during the year, it would be written-off at the point it was determined to be uncollectible. Credit losses relating to customers have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. The Company mitigates its credit risk by performing credit checks and actively pursuing past due accounts. The Company refers to "net sales" in its consolidated statements of operations as the Company's sales are sometimes reduced by product returned by its customers.

Results of Operations:

      Net sales were $3,654,000 for the quarter ending February 27, 2005, an increase of 40% or $1,039,000 from the same period of the prior year. Year-to-date sales in fiscal 2005 were $7,529,000 compared to $5,422,000 in the prior year. The increase in sales for the quarter, as well as the six months, came primarily from a new program related to the Company's recreational vehicle market.

      Sales from the Company's recreational vehicle market amounted to $3,012,000 and $2,036,000 for the quarter ended February 27, 2005 and February 29, 2004, respectively. Year to date sales for the Company's recreational vehicle market were $6,292,000 and $4,272,000 for the six months ended February 27, 2005 and February 29, 2004, respectively.

      Sales from the Company's aerospace and defense markets amounted to $391,000 and $409,000 for the quarter ended February 27, 2005 and February 29, 2004, respectively. Year to date sales for the Company's aerospace and defense markets were $828,000 and $764,000 for the six months ended February 27, 2005 and February 29, 2004, respectively.

      Sales from the Company's other revenue markets amounted to $251,000 and $172,000 for the quarter ended February 27, 2005 and February 29, 2004, respectively. Year to date sales for the Company's other revenue markets were $409,000 and $386,000 for the six months ended February 27, 2005 and February 29, 2004, respectively. The Company's other revenue markets consist primarily of computer components and small engine parts.

      Gross margin increased to 17% for the quarter ending February 27, 2005 versus 16% in the year ago period. The slight increase in gross margin is attributable to efficiencies related to higher levels of volume offset by a higher material content in the Company's sales in the current fiscal year quarter. Year-to-date gross margins were 16% and 15% for the six-month periods ending February 27, 2005 and February 29, 2004, respectively.

      No significant sales of obsolete inventory items occurred during the first two fiscal quarters of 2005. Correspondingly, no significant gross margin was realized from any of those sales. During the fiscal 2005 second quarter, the Company disposed of all but $8,740 of its obsolete WIP inventory. The amount disposed amounted to 6% of the gross inventory value.

      During the last quarter of fiscal 2004 and the first two quarters of fiscal 2005, the Company moved its office and manufacturing operations from its former site in Osseo, Minnesota to its current location in Monticello, Minnesota. During this time, the Company recorded relocation costs, as well as the costs associated with leasing and maintaining the Osseo facility, as selling and administrative cost. These costs were $160,000 for the quarter ended February 27, 2005 and $326,000 for the six months then ended. The relocation was completed by the end of the Company's fiscal 2005 second quarter.

      Selling and administrative expense of $537,000 for the quarter ending February 27, 2005 was $213,000 higher than in the prior year period due primarily to the relocation costs mentioned above, as well as higher compensation costs. Year-to-date selling and administrative expense of $1,031,000 was $390,000 higher than the comparable prior year period for the same reasons.

      Interest expense in the second quarter of fiscal 2005 was $42,000, which was $27,000 more than the second quarter of fiscal 2004 amount of $15,000. The increase is attributable to increased levels of debt due to mortgages on the Company's new building of approximately $1.7 million that did not exist in the prior year, as well as new capitalized leases for equipment purchases that have occurred in the last 12 months. Year-to-date interest expense for fiscal 2005 also increased as compared to the same period of the prior year for the same reason.

      The Company recorded income tax expense at an effective tax rate of 36% for the quarter and six months ended February 27, 2005. For the quarter and six months ended February 29, 2004, the Company recorded income tax expense of 33% and 36%, respectively.

Liquidity and Capital Resources

      On February 27, 2005, working capital was $1,789,000 compared to $1,756,000 at August 29, 2004. The ratio of current assets to current liabilities at February 27, 2005 was 2.11 to 1.0 compared to 2.16 to 1.0 at August 29, 2004. The Company's cash balance decreased $258,000 during the first six months of fiscal 2005 despite borrowing $100,000 on its revolving line of credit during the second quarter of fiscal 2005. The decrease in cash was expected as the end of the Company's second fiscal quarter has historically been a low point in cash balances due to the cyclical nature of the Company's sales and production within the quarter.

      As discussed in the Notes to Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank. Interest on the new agreement is at the bank's prime rate. The Company owed $100,000 under this revolving line of credit at February 27, 2005, however subsequent to the end of the quarter, the Company repaid that amount in full.

      The Company paid quarterly dividends of $.0375 per share of its common stock in each of the first two quarters of fiscal 2005 and 2004. The dividend payments for the first six months of fiscal 2005 and fiscal 2004 totaled $192,000 and $191,000, respectively.

      It is the Company's belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements during the remainder of fiscal 2005.

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

      The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) the Company was dependent upon one customer for 79% of its revenues in fiscal year 2004 and expects that a significant portion of its future revenue will be derived from this customer; (iv) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (v) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vi) the prices of our products are subject to downward pressure from customers and market pressure from competitors; (vii) the Company's ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (viii) the Company's ability to comply with covenants of its credit facility; (ix) fluctuations in operating results due to, among other things, changes in customer demand for our product, in our manufacturing costs and efficiencies of our operations; (x) a trend among our customers toward outsourcing manufacturing to foreign operations.

      The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

      The Company's Chief Executive Officer, Michael J. Pudil, and Chief Financial Officer, Paul D. Sheely, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

      (b) Changes in Internal Controls over Financial Reporting.

      There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION:

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Annual Meeting of the Company Stockholders was held on January 6, 2005. Of the 2,557,629 shares were issued and outstanding and entitled to vote at the close of business on November 8, 2004, shareholders holding 2,447,706 shares were present at the meeting either in person or by proxy. The following describes the matters considered by the Company's shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

            1. To ratify and approve an amendment to the Company's Bylaws setting the number of directors at not less than three nor more than nine.

            For    2,363,230    Against    71,231    Abstain    13,245

            The shareholders approved this proposal.

            2. To elect five (5) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

            Name of Nominee
            Paul Baszucki         For 2,412,902      Against 34,804
            Melvin L. Katten      For 2,415,702      Against 32,004
            George J. Martin      For 2,415,852      Against 31,854
            Eugene J. Mora        For 2,413,252      Against 34,454
            Michael J. Pudil      For 2,406,981      Against 40,725

            Each director nominee was elected by the shareholders.

            3. To amend the Company's 1994 Stock Plan to (a) increase the total number of authorized shares under the Plan from 450,000 to 650,000, and (b) extend the term of the Plan from September 29, 2004 to September 29, 2014

            For 632,409 Against 162,338 Abstain 14,589 Broker non-vote 1,638,370

            The shareholders did not approve this proposal.

ITEM 6.     EXHIBITS:

            A. The following exhibits are included herein:

               Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

               Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

               Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WSI INDUSTRIES, INC.

Date: April 1, 2005           /s/ Michael J. Pudil
                              ---------------------------------------------
                              Michael J. Pudil, President & CEO

Date: April 1, 2005           /s/ Paul D. Sheely
                              ---------------------------------------------
                              Paul D. Sheely, Vice President, Finance & CFO