Form 10-Q
period 2005-05-29
WSI INDUSTRIES, INC.
filed 2005-06-22
CIK 104897

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


For the quarterly period ended                     May 29, 2005
                               -------------------------------------------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


For  the transition period from                       to
                                ---------------------     ----------------------

Commission File Number              0-619
                       --------------------------------

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

     2,557,629 Common Shares were outstanding as of June 22, 2005.


================================================================================

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX


                                                                                                Page No.
                                                                                                -------
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets May 29, 2005 (Unaudited)
                  and August 29, 2004                                                                  3

                  Condensed Consolidated Statements of Operations
                  Thirteen and Thirty-nine weeks ended May 29, 2005 and
                  May 30, 2004 (Unaudited)                                                             4

                  Condensed Consolidated Statements of Cash Flows
                  Thirty-nine weeks ended May 29, 2005 and
                  May 30, 2004 (Unaudited)                                                             5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                 6 - 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           9 - 13

         Item 4.  Controls and Procedures                                                             13

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits                                                                            14

         Signatures                                                                                   14

Part I.   Financial Information

         Item 1.  Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MAY 29,             AUGUST 29,
                                                                                   2005                  2004
                                                                                   ----                  ----
                                                                                (unaudited)
ASSETS

      CURRENT ASSETS:
           Cash and cash equivalents                                         $     469,988         $     294,766
           Accounts receivable                                                   1,933,625             1,757,282
           Inventories                                                           1,124,134               923,223
           Prepaid and other current assets                                        101,684                93,394
           Deferred tax assets                                                     122,921               198,225
                                                                             -------------         -------------
               Total Current Assets                                              3,752,352             3,266,890
                                                                             -------------         -------------

      Property, Plant and Equipment -- Net                                       3,874,661             3,838,910
                                                                             -------------         -------------

      Deferred tax assets                                                        1,635,265             1,687,931
                                                                             -------------         -------------

      Intangible assets, net                                                     2,394,351             2,399,311
                                                                             -------------         -------------

                                                                             $  11,656,629         $  11,193,042
                                                                             =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Trade accounts payable                                            $   1,055,271         $     808,047
           Accrued compensation and employee withholdings                          405,346               251,343
           Miscellaneous accrued expenses                                           66,516               145,294
           Current portion of long-term debt                                       311,087               306,588
                                                                             -------------         -------------
               Total Current Liabilities                                         1,838,220             1,511,272
                                                                             -------------         -------------

      Long term debt, net of current portion                                     2,810,022             2,613,150
                                                                             -------------         -------------

      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,557,629 shares                                                    255,763               255,763
           Capital in excess of par value                                        1,837,441             1,837,441
           Retained earnings                                                     4,915,183             4,975,416
                                                                             -------------         -------------
               Total Stockholders' Equity                                        7,008,387             7,068,620
                                                                             -------------         -------------
                                                                             $  11,656,629         $  11,193,042
                                                                             =============         =============

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       13 weeks ended                        39 weeks ended
                                            ---------------------------------       -------------------------------
                                                 May 29,            May 30,            May 29,           May 30,
                                                  2005               2004                 2005            2004
                                            --------------      -------------       -------------      ------------
Net sales                                   $    4,244,285      $   3,147,009       $  11,772,801    $    8,568,736

Cost of products sold                            3,471,359          2,722,484           9,808,795         7,304,208
                                            --------------      -------------       -------------    --------------

Gross margin                                       772,926            424,525           1,964,006         1,264,528

Selling and administrative expense                 461,596            315,368           1,492,838           957,094
Interest and other income                           (5,988)            (3,652)            (12,644)          (11,337)
Interest expense                                    46,140             17,895             128,339            48,921
                                            --------------      -------------       -------------      ------------
Earnings from operations
  before income taxes                              271,178             94,914             355,473           269,850

Income tax expense                                  97,624             34,169             127,970            97,146
                                            --------------      -------------       -------------    --------------

Net earnings                                $      173,554      $      60,745       $     227,503    $      172,704
                                            ==============      =============       =============    ==============

Basic earnings per share                    $          .07      $         .02       $         .09    $          .07
                                            ==============      =============       =============    ==============

Diluted earnings per share                  $          .07      $         .02       $         .09    $          .07
                                            ==============      =============       =============    ==============

Cash dividend per share                     $        .0375      $       .0375       $       .1125    $        .1125
                                            ==============      =============       =============    ==============

Weighted average number of
  common shares                                  2,557,629          2,557,189           2,557,629         2,553,442
                                            ==============      =============       =============    ==============

Weighted average number of
  common and dilutive potential
  common shares                                  2,639,010          2,627,420           2,629,243         2,627,832
                                            ==============      =============       =============    ==============



See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     39 weeks ended
                                                                             ---------------------------
                                                                                 May 29,          May 30,
                                                                                  2005              2004
                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $     227,503     $     172,704
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Depreciation                                                       499,549           450,330
              Amortization                                                         4,960                 -
              Loss on disposal of equipment                                        1,125                 -
              Deferred taxes                                                     127,970           166,086
         Changes in assets and liabilities:
              Increase in accounts receivable                                   (176,343)          (87,746)
              Increase in inventories                                           (200,911)          (42,107)
              Increase in prepaid expenses                                        (8,291)           (1,201)
              Increase in accounts payable
                and accrued expenses                                             322,450            81,984
                                                                           -------------     -------------
         Net cash provided by operations                                         798,012           740,050
                                                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                   (79,855)       (2,044,171)
                                                                           --------------    --------------
         Net cash used in investing activities                                   (79,855)       (2,044,171)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                                           -            11,190
     Issuance of long-term debt                                                        -         1,710,000
     Payments of long-term debt                                                 (255,199)         (153,756)
     Deferred financing costs                                                          -           (22,045)
     Dividends paid                                                             (287,736)         (287,249)
                                                                           --------------    --------------
         Net cash provided by (used in) financing activities                    (542,935)        1,258,140
                                                                           --------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             175,222           (45,981)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   294,766           891,218
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $     469,988    $      845,237
                                                                           =============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $     128,822     $      17,894
         Income taxes                                                      $       2,205     $         -
     Noncash investing and financing activities:
         Acquisition of machinery through capital lease                    $     456,570     $     284,325



            See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  The condensed consolidated balance sheet as of May 29, 2005, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 29, 2005 and May 30, 2004 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.       INVENTORIES

                  Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $162,483 and $409,249 at May 29, 2005 and August 29, 2004, respectively.

                                               May 29,              August 29,
                                                2005                   2004
                                                ----                   ----

         Raw material                        $    358,488           $  277,359
         WIP                                      324,232              359,432
         Finished goods                           441,414              286,432
                                             ------------           ----------
                                             $  1,124,134           $  923,223
                                             ============           ==========

         The reduction in the inventory valuation allowance came as a result of the disposing of obsolete inventory. Since the inventory disposed of had been previously reserved for and thus had minimal net book value, there was no material effect on the gross margin in the financial statements when the Company disposed of this inventory.

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

                  Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                                 May 29,        August 29,
                                                                  2005             2004
                                                               ----------       ----------
          Goodwill                                             $2,713,264       $2,713,264
          Less accumulated amortization                           344,812          344,812
                                                               ----------       ----------
                                                               $2,368,452       $2,368,452
                                                               ==========       ==========

          Deferred financing                                   $   33,063       $   33,063
               Less accumulated amortization                        7,164            2,204
                                                               ----------       ----------
                                                               $   25,899       $   30,859
                                                               ----------       ----------

                                                               $2,394,351       $2,399,311
                                                               ==========       ==========

4.        EARNINGS PER SHARE:

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Thirteen weeks ended           Thirty-nine weeks ended
                                                            ------------------------------  ---------------------------
                                                                May 29,          May 30,         May 29,         May 30,
                                                                 2005             2004            2005            2004
                                                                 ----             ----            ----            ----
           Numerator for basic and diluted earnings
             per share:
                Net earnings                                $     173,554    $      60,745     $   227,503    $    172,704
                                                            =============    =============     ===========    ============

           Denominator
                Denominator for basic earnings
                per share -- weighted average shares            2,557,629        2,557,189       2,557,629       2,553,442
                                                            =============    =============     ===========       =========

           Effect of dilutive securities:
           Employee and non-employee options                       81,381           70,231          71,614          74,390
                                                            =============    =============     ===========    ============

                Dilutive common shares
                Denominator for diluted earnings
                Per share                                       2,639,010        2,627,420       2,629,243       2,627,832
                                                            =============    =============     ===========    ============

           Basic earnings per share                         $         .07    $         .02     $       .09    $        .07
                                                            =============    =============     ===========    ============

           Diluted earnings per share                       $         .07    $         .02     $       .09    $        .07
                                                            =============    =============     ===========    ============

5.       DEBT AND LINE OF CREDIT:

                  In January, 2005, the Company renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank's prime rate. No balance remains outstanding on the revolver at May 29, 2005 as the Company paid off the $100,000 balance remaining at the end of its fiscal second quarter ended February 27, 2005. The credit agreement is secured by all assets of the Company and expires December 31, 2005. It contains restrictive provisions concerning yearly capital expenditures, maximum debt to net worth and minimum current ratios, as well as a minimum debt service coverage ratio. At May 29, 2005, the Company was in compliance with these provisions.

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

                  The second mortgage is with the City of Monticello Economic Development Authority (MEDA) for $350,000 with a monthly payment of $1,483 based on a 25-year amortization schedule. Interest is at 2.0%. The entire balance is due on May 1, 2009. The indebtedness to the bank is secured pursuant to a mortgage and security agreement and fixture financing statement and the debt to MEDA is secured by a mortgage.

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

Allowance for Excess and Obsolete Inventory:

         Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Any excess of cost over the net realizable value of inventory components is included in the allowance for obsolete inventory.

         In addition, the Company determines the reserve for excess and obsolete inventory by analyzing the sales history of its inventory, sales orders on hand and indications from the Company's customers as to the future of various parts or programs. If, in the Company's determination, the inventory value has become impaired, the Company establishes an obsolescence reserve at the amount the Company estimates as the ultimate net realizable value for that inventory. The obsolescence reserve remains on the Company's books until the inventory is disposed of or sold. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. If actual or expected customer requirements were significantly lower than the established reserves, the Company would record an increase to the obsolescence allowance in the period in which the Company made such a determination. The Company performs its lower of cost or market testing as well as its excess or obsolete inventory analyses, quarterly.

         The Company's allowance for obsolete inventory consists of the following at May 29, 2005 and August 29, 2004:

                                               May 29, 2005      August 29, 2004
                                               ------------      ---------------
Obsolete finished goods                             $87,678             $258,845
Obsolete work-in-process                              8,740               90,020
Cost exceeding market value                          66,065               60,384
                                                     ------               ------
                                                   $162,483             $409,249

The Company disposed of a substantial portion of its obsolete inventory during fiscal 2005. Since the inventory disposed of had been previously reserved for and thus had minimal net book value, there was no material effect on the gross margin in the financial statements when the Company disposed of this inventory. The Company has no specific timeline to dispose of its remaining obsolete inventory and intends to sell this obsolete inventory from time to time, as market conditions allow.

Goodwill Impairment:

         The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company's value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company in part provided with guidance from the Company's customers; and
(b) material and labor costs of the Company's major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2004 fourth quarter did not show an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

         The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance would be set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company's deferred tax assets have two major components which relate to the Company's NOL and the Company's AMT tax credit carryforwards. The Company's AMT tax credit carryforward does not expire. The Company's NOL carryforward has $870,000 expiring in fiscal year 2009, $415,000 in fiscal 2011 and $2.8 million expiring in fiscal 2021 and after. The Company believes that its current rate of growth will be sufficient to fully utilize its NOL carryforwards before they expire. However, a significant loss of a customer or a change in the Company's business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.

Revenue Recognition:

The Company considers its revenue recognition policy to fall under the guidance of FASB's conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed; (c) the Company's price is fixed as evidenced by the purchase order; and (d) collectibility is reasonably assured. The Company continually monitors its accounts receivable for any delinquent or slow paying accounts. The Company believes that based upon its past history with minimal bad debt write-offs, that all accounts are collectible upon shipment or delivery of services. Credit losses customers have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. If an uncollectible account should arise during the year, it would be written-off at the point it was determined to be uncollectible. The Company mitigates its credit risk by performing periodic credit checks and actively pursuing past due accounts. The

Company refers to "net sales" in its consolidated statements of operations as the Company's sales are sometimes reduced by product returned by its customers.

Results of Operations:

         Net sales were $4,244,000 for the quarter ending May 29, 2005, an increase of 35% or $1,097,000 from the same period of the prior year. Year-to-date sales in fiscal 2005 were $11,773,000 compared to $8,569,000 in the prior year. The increase in sales for the quarter, as well as the nine months, came primarily from a new program related to the Company's recreational vehicle market, although the Company's fiscal 2005 third quarter was also positively affected by overall sales increases from its previously existing recreational vehicle market programs.

         Sales from the Company's recreational vehicle market amounted to $3,702,000 and $2,551,000 for the quarters ended May 29, 2005 and May 30, 2004, respectively. Year-to-date sales for the Company's recreational vehicle market were $9,994,000 and $6,823,000 for the nine months ended May 29, 2005 and May 30, 2004, respectively.

         Sales from the Company's aerospace and defense markets amounted to $441,000 and $400,000 for the quarter ended May 29, 2005 and May 30, 2004, respectively. Year-to-date sales for the Company's aerospace and defense markets were $1,269,000 and $1,164,000 for the nine months ended May 29, 2005 and May 30, 2004, respectively. The Company believes these increases are not as a result of significant change in a customer or product requirement, but rather as a result from a general increase in the level of the Company's aerospace and defense business with its current customers.

         Sales from the Company's other revenue markets amounted to $101,000 and $196,000 for the quarter ended May 29, 2005 and May 30, 2004, respectively. Year-to-date sales for the Company's other revenue markets were $510,000 and $582,000 for the nine months ended May 29, 2005 and May 30, 2004, respectively. The Company's other revenue markets consist primarily of computer components and small engine parts, with the decrease in the Company's sales during the quarter ended May 29, 2005 coming primarily from a decrease in its computer components business.

         Gross margin increased to 18% for the quarter ending May 29, 2005 versus 13% in the year ago period. The increase in gross margin is attributable to efficiencies related to higher levels of volume. Year-to-date gross margins were 17% and 15% for the nine-month periods ending May 29, 2005 and May 30, 2004, respectively, with the current year's margin also positively affected by the higher levels of volume.

         No significant sales of obsolete inventory items occurred during the first three fiscal quarters of 2005. Correspondingly, no significant gross margin was realized from any of those sales. However, during the fiscal 2005 second quarter, the Company disposed of all but $8,740 of its obsolete WIP inventory. During the Company's fiscal 2005 third quarter, the Company disposed of all but $87,678 of its obsolete finished goods inventory. The total amounts disposed amounted to approximately 15% of the gross inventory value. Since the inventory disposed of had been previously reserved for and thus had minimal net book value, there was no material effect on the financial statements when the Company disposed of this inventory.

         During the last quarter of fiscal 2004 and the first two quarters of fiscal 2005, the Company moved its office and manufacturing operations from its former site in Osseo, Minnesota to its current location in Monticello, Minnesota. During this time, the Company recorded relocation costs, as well as the costs associated with leasing and maintaining the Osseo facility, as selling and administrative cost. These costs amounted to $340,000 for the nine months ended May 29, 2005 with no material costs being incurred after the Company's fiscal 2005 second quarter ended February 27, 2005.

         Selling and administrative expense of $462,000 for the quarter ending May 29, 2005 was $146,000 higher than in the prior year period due primarily to higher compensation and benefit costs. Year-to-date selling and administrative expense of $1,493,000 was $536,000 higher than the comparable prior year period due to the higher compensation costs as well as the $340,000 of relocation costs mentioned above.

         Interest expense in the third quarter of fiscal 2005 was $46,000, which was $28,000 more than the third quarter of fiscal 2004 amount of $18,000. The increase is attributable to increased levels of debt due to mortgages on the Company's new building of approximately $1.7 million that did not exist in the prior year, as well as new capitalized leases for equipment purchases that have occurred in the last 12 months. Year-to-date interest expense for fiscal 2005 also increased as compared to the same period of the prior year for the same reasons.

         The Company recorded income tax expense at an effective tax rate of 36% for the quarter and nine months ended May 29, 2005 and May 30, 2004, respectively.

Liquidity and Capital Resources

         On May 29, 2005, working capital was $1,914,000 compared to $1,756,000 at August 29, 2004. The increase in working capital is attributed to the 37% increase in the Company's sales during the first nine months of fiscal 2005. The ratio of current assets to current liabilities at February 27, 2005 was 2.04 to
1.0 compared to 2.16 to 1.0 at August 29, 2004. The Company's cash balance increased $175,000 during the first nine months of fiscal 2005 with $798,000 in cash flow from operations being used to pay down $255,000 in long-term debt, $288,000 in dividends as well as to purchase $80,000 in equipment.

         As discussed in the Notes to Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank. Interest on the new agreement is at the bank's prime rate. At May 29, 2005, the Company did not have a balance owing under this revolving line of credit agreement.

         The Company paid quarterly dividends of $.0375 per share of its common stock in each of the first three quarters of fiscal 2005 and 2004. The dividend payments for the first nine months of fiscal 2005 and fiscal 2004 totaled $288,000 and $287,000, respectively.

         It is the Company's belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements during the remainder of calendar 2005.

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

The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) the Company was dependent upon one customer for 79% of its revenues in fiscal year 2004 and expects that a significant portion of its future revenue will be derived from this customer; (iv) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (v) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vi) the prices of our products are subject to downward pressure from customers and market pressure from competitors; (vii) the Company's ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues;
(viii) the Company's ability to comply with covenants of its credit facility;
(ix) fluctuations in operating results due to, among other things, changes in customer demand for our product, in our manufacturing costs and efficiencies of our operations; and (x) a trend among our customers toward outsourcing manufacturing to foreign operations.

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

                                            WSI INDUSTRIES, INC.


Date:  June 22, 2005                        /s/ Michael J. Pudil
       -------------                        ------------------------------------
                                            Michael J. Pudil, President & CEO


Date:  June 22, 2005                        /s/ Paul D. Sheely
       -------------                        ------------------------------------
                                            Paul D. Sheely, Vice President,
                                              Finance & CFO