Form 10-K
period 2005-08-28
WSI INDUSTRIES, INC.
filed 2005-11-23
CIK 104897

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant To Section 13 OR 15(d) Of The SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 28, 2005

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

The aggregate market value of the common shares held by non-affiliates of the Registrant on February 25, 2005, the last business day of the Company's most recently completed second quarter was approximately $7,159,000, based upon the closing sale price on that date of $2.799 as reported by the Nasdaq Capital Market System.

Number of shares outstanding of the Company's common stock, par value $.10 per share, as of November 21, 2005 is 2,672,630.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the annual meeting of shareholders to be held on January 4, 2006 are incorporated by reference into Part III. Form 10-K Report consists of 37 pages (including exhibits); the index to the exhibits is set forth on page 13.

                                     PART I

ITEM 1. BUSINESS

     WSI Industries, Inc. (the "Company") makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission at www.wsiindustries.com.

OVERVIEW

The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portions of Company revenues are derived from machining work for the aerospace/avionics/defense industries and recreational vehicles (ATV and motorcycle) markets.

On February 15, 1999, the Company purchased Taurus Numeric Tool, Inc. ("Taurus"). Taurus is a precision contract machining company that sells primarily to the recreational vehicle and aerospace/avionics/defense markets. The Company's operations consist entirely of the Taurus Subsidiary.

On August 6, 1999, the Company purchased Bowman Tool & Machining, Inc. ("Bowman"). Bowman is a precision contract machining company serving the agriculture and construction power system industries. On February 22, 2002, the Company completed the asset sale of Bowman Tool & Machining, Inc. to an affiliate of the prior owner.

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

SALES AND MARKETING

The major markets served by the Company have changed in the past several years because of the Company's decision to sell the Bowman division in fiscal 2002 and concentrate its focus on its Taurus operation. Sales in the Bowman division were primarily in the agriculture and construction power system markets. With the sale of Bowman Tool assets described above, the Company is no longer in the agriculture or construction/power systems markets. Sales to the recreational vehicle market totaled 74%, 79% and 84% in fiscal 2003, 2004 and 2005 respectively. Sales to the aerospace/avionics/defense markets totaled 15%, 14% and 11% in fiscal 2003, 2004 and 2005, respectively.

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

CUSTOMERS

Sales in excess of 10 percent of fiscal 2005 consolidated sales were made to Polaris Industries, Inc. and related entities in the amount of $13,193,000 or 84% of Company revenues.

BACKLOG

Approximate dollar backlog at August 28, 2005, August 29, 2004, and October 15, 2003 was $3,883,000, $3,091,000 and $1,899,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The October 15, 2003 backlog date and the end of year August dates for 2005 and 2004 are believed to be comparable. The Company believes that the level of backlog is not necessarily indicative of future yearly sale increases or decreases.

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

EMPLOYEES

At August 28, 2005, the Company had 53 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has no operations in any foreign country. In 2005, 2004 and 2003, sales to a customer in Mexico amounted to $130,000, $360,000 and $693,000, respectively.

ITEM 2. PROPERTIES

The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. The Company relocated its former production facility located in Osseo, Minnesota to the Monticello facility. The Osseo building was leased until February 2005 with monthly rent of approximately $9,600 plus operating expenses and taxes. The Company was fully relocated by the end of its fiscal 2005 second quarter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the Nasdaq Captial Market System under the symbol "WSCI."

As of November 7, 2005 there were 487 shareholders of record of the Company's common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

                     Stock Price
                    -------------
                     High    Low
                    -----   -----
FISCAL 2005:
   First quarter    $2.49   $2.13
   Second quarter    3.09    2.26
   Third quarter     3.20    2.60
   Fourth quarter    4.70    2.87

FISCAL 2004:
   First quarter    $3.03   $2.30
   Second quarter    2.87    2.27
   Third quarter     4.03    2.21
   Fourth quarter    3.53    2.07

The Company announced a quarterly dividend program in June 2003 and has paid a quarterly dividend of $0.0375 for each of the ten quarters thereafter, with its most recent dividend to be paid on November 28, 2005.

The following table sets forth information regarding our equity compensation plans in effect as of August 28, 2005. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

                      Equity Compensation Plan Information

                                Number of shares of common                              Number of shares of common stock
                                  stock to be issued upon       Weighted-average         remaining available for future
                                  exercise of outstanding       exercise price of      issuance under equity compensation
                                   options, warrants and      outstanding options,   plans (excluding securities reflected
Plan category (1)                          rights             warrants and rights             in the first column)
-----------------               ---------------------------   --------------------   --------------------------------------
Equity compensation plans
   approved by shareholders:

   1987 Stock Option Plan                   5,000                     $3.88                            --

   1994 Stock Plan                        251,499                     $3.14                            --

Equity compensation plans not
   approved by shareholders:

   None                                        --                        --                            --

Total                                     256,499                     $3.15                            --

----------
(1) The Company's Board of Directors has approved a 2005 Stock Plan and authorized an additional 200,000 shares for issuance thereunder. The 2005 Stock Plan is subject to approval of the Company's shareholders at the Company's 2006 Annual Meeting of Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF OPERATIONS
(In thousands, except for per share information and financial ratios)

                                              2005      2004      2003      2002      2001
                                            -------   -------   -------   -------   -------
Net sales                                   $15,654   $11,525   $10,793   $12,948   $20,877
Cost of products sold                        13,053    10,022     8,704    11,348    17,023
                                            -------   -------   -------   -------   -------
   Gross margin                               2,601     1,503     2,089     1,600     3,854
Selling and administrative expense            1,581     1,138     1,412     1,461     2,995
Acquisition related noncompete
   and consulting expense                        --        47       100       290       550
Goodwill amortization                            --        --        --        --       337
Relocation and 2nd facility cost                340       239        --        --       347
Fair market value impairment of equipment        --        --        --        --       151
Loss on sale of subsidiary assets                --        --        --     2,506        --
Interest and other income                       (16)      (90)      (78)      (28)     (157)
Interest expense                                173        92       123       363       821
                                            -------   -------   -------   -------   -------
Earnings (loss) from continuing
   operations before taxes                      523        77       532    (2,992)   (1,190)
Income tax expense (benefit)                    188        28       179    (2,179)        3
                                            -------   -------   -------   -------   -------
Net earnings (loss)                         $   335   $    49   $   353   $  (813)  $(1,193)
                                            =======   =======   =======   =======   =======
Basic earnings (loss) per share             $   .13   $   .02   $   .14   $  (.33)  $  (.48)
                                            =======   =======   =======   =======   =======
Average number of common shares               2,578     2,554     2,474     2,465     2,465
Diluted earnings (loss) share               $   .13   $   .02   $   .14   $  (.33)  $  (.48)
                                            =======   =======   =======   =======   =======
Average number of dilutive
   shares                                     2,642     2,625     2,486     2,465     2,465
Dividends paid per share                    $   .15   $   .15   $ .0375   $    --   $    --
                                            =======   =======   =======   =======   =======
Additional information:
Financial Data:
   Total plant and equipment additions      $   551   $ 2,745   $   161   $   613   $   513
   Long-term debt                             2,728     2,613       648     1,398     4,111
   Total assets                              11,836    11,193     9,174     9,799    16,338
   Cash flow from operations                  1,283       477     1,123       (77)    2,634
   Stockholders' equity                       7,294     7,069     7,392     6,939     7,752

Financial Ratios:
   Current ratio                             2.24:1    2.16:1    2.89:1    2.23:1     .78:1
   Percentage of long term debt to equity        37%       37%        9%       20%       53%
   Book value per basic common share        $  2.73   $  2.76   $  2.90   $  2.81   $  3.14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF NANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company's allowance for obsolete inventory consists of the following at August 28, 2005 and August 29, 2004:

                              August 28, 2005   August 29, 2004
                              ---------------   ---------------
Obsolete finished goods           $ 85,853          $258,845
Obsolete work-in-process             6,900            90,020
Cost exceeding market value         81,203            60,384
                                  --------          --------
                                  $173,956          $409,249

The Company disposed of a substantial portion of its obsolete inventory during fiscal 2005. Since the inventory disposed of had been previously reserved for and thus had minimal net book value, there was no material effect on the gross margin in the financial statements when the Company disposed of this inventory. The total quantity disposed amounted to 15% of the gross inventory value. The Company has no specific timeline to dispose of its remaining obsolete inventory and intends to sell this obsolete inventory from time to time, as market conditions allow.

Goodwill Impairment:

The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company's value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company in part provided with guidance from the Company's customers; and (b) material and labor costs of the Company's major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2005 fourth quarter did not show an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance would be set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company's deferred tax assets have two major components which relate to the Company's NOL and the Company's AMT tax credit carryforwards. The Company's AMT tax credit carryforward does not expire. The Company's NOL carryforward has $870,000 expiring in fiscal year 2009, $415,000 in fiscal 2011 and $3.1 million expiring in fiscal 2021 and after. The Company believes that its current rate of growth will be sufficient to fully utilize its NOL carryforwards before they expire. However, a significant loss of a customer or a change in the Company's business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital at the end of fiscal 2005 was $2,245,000 as compared to $1,756,000 at the end of fiscal 2004. The increase was due primarily to the increase in cash balances due to the generating of cash from operations. The ratio of current assets to current liabilities increased to 2.24 to

1.0 from 2.16 to 1.0 in the prior year.

Additions to property, plant and equipment were $551,000 in fiscal 2005 compared to $2,745,000 in 2004 and $161,000 in 2003. These amounts included $457,000 and
$593,000 of machinery acquired through capital leases in 2005 and 2004, respectively. The major addition in fiscal 2005 was a horizontal machining center. The major addition in fiscal 2004 was the purchase of the Company's new manufacturing facility located in Monticello, Minnesota. The purchase price was $1.9 million and was paid for by a combination of $190,000 in cash and $1,710,000 in mortgages.

On January 1, 2005 the Company renewed its revolving line credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million depending on the level of accounts receivable and raw material. The agreement expires on January 1, 2006. No balances were owed at August 28, 2005 and August 29, 2004. The Company is currently pursuing a renewal of the line beyond January 1, 2006.

Proceeds from the sale of equipment amounted to $3,600 in fiscal 2003.

The Company's total debt was $3,039,000 at August 28, 2005 that consisted of mortgages on its building of $1,663,000 and capital lease obligations secured by production equipment of $1,376,000. Current maturities of long-term debt consist of $272,000 due on capital leases and $39,000 on its mortgages. It is management's belief that internally generated funds as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2006.

RESULTS OF OPERATIONS:

Net sales in fiscal 2005 were $15.7 million which was an increase of $4.1 million or 36% from fiscal 2004. The primary reason for the sales increase was a new program in the Company's recreational vehicle market. The Company also experienced a general sales increase from the remainder of its recreational vehicle market. Net sales in fiscal 2004 increased $732,000 or 7% from fiscal 2003. The primary reason for the increase was the improvement in sales in the Company's recreational vehicle market.

The following is a reconciliation of sales by major market:

                        Fiscal 2005   Fiscal 2004   Fiscal 2003
                        -----------   -----------   -----------
Recreational vehicle    $13,193,000   $ 9,107,000   $ 8,034,000
Aerospace and defense     1,734,000     1,546,000     1,659,000
Other                       727,000       872,000     1,100,000
                        -----------   -----------   -----------
                        $15,654,000   $11,525,000   $10,793,000
                        ===========   ===========   ===========

The recreational vehicle market sales increased in fiscal 2005 from fiscal 2004 due to a new component in its motorcycle market that contributed $3.1 million in additional sales. The market's sales also increased due to a general overall increase in the number of units shipped. The increase in sales from fiscal 2003 to fiscal 2004 is also attributable to a general increase in number of units shipped.

The Company believes that the increase in sales in its aerospace and defense market in fiscal 2005 are a result of a general increase in the level of business as opposed to a significant change in customer or product. The Company feels that the decrease in fiscal 2004 from fiscal 2003 is not significant.

The Company's other market is primarily derived from sales in the small engine, biosciences and computer components fields. The decrease from fiscal 2003 through fiscal 2005 came primarily from the computer components industry due to product life cycle issues, although the decrease was offset somewhat by an increase in the biosciences industry in fiscal 2005.

The Company reported net income in fiscal 2005 of $335,000 or $.13 per share. The Company's income was negatively affected by relocation and second building expense incurred with the move to its new Monticello, Minnesota facility. The Company estimated that it incurred $328,000 in costs associated with this relocation in the first six months of fiscal 2005.

The Company reported net income of $49,000 or $.02 per share in fiscal 2004. The Company also incurred relocation and second building costs during the last four months of fiscal 2004 of $239,000. The Company reported net income in fiscal 2003 of $353,000 or $.14 per share.

Gross margins in fiscal 2005 were 16.6%, an increase of 3.0% over fiscal 2004's margin of 13.6% and decrease of 3.2% over fiscal 2003's margin of 19.8%. The increase in 2005's margins is largely attributable to efficiencies gained due to higher volume as well as start-up expenses of the Company's new program in the recreational vehicle market incurred in fiscal 2004. Fiscal 2003 gross margin was helped by a product mix that had a lower material content which led to a higher margin.

No significant sales of obsolete items occurred in fiscal 2003 - 2005 and, correspondingly, no significant gross margin was recognized.

Selling and administrative expense of $1.9 million in fiscal 2005 was an increase of $515,000 from fiscal 2004 and $410,000 from fiscal 2003. The increase in expense in fiscal 2005 was due primarily to higher compensation costs and by higher relocation costs. The decrease in selling and administrative expense in fiscal 2004 from fiscal 2003 was due in part to higher compensation costs in 2003 offset by the relocation costs in fiscal 2004.

Interest expense of $173,000 in fiscal 2005 was $81,000 higher than 2004 and $50,000 higher than 2003. The higher expense is due primarily to the purchase of the Monticello, Minnesota facility and related mortgages.

The Company recorded income tax expense at an effective tax rate of 34%, for fiscal 2003 and 36% for fiscal years 2004 and 2005. The Company maintained its valuation allowance at zero during 2005. The valuation allowance was eliminated in 2002 based on the operating results and projections for upcoming years that, in the Company's estimation, would make it more likely than not that it will fully utilize its prior loss carryforwards and tax credits.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) the Company was dependent upon one customer for 84% of its revenues in fiscal year 2005 and expects that a significant portion of its future revenue will be derived from this customer; (iv) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (v) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vi) the prices of our products are subject to a downward pressure from customers and market pressure from competitors; (vii) the Company's ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (viii) the Company's ability to comply with covenants of its credit facility; (ix) fluctuations in operating results due to, among other things, changes in customer demand for our product in our manufacturing costs and efficiencies of our operations; and (x) a trend among our customers toward outsourcing manufacturing to foreign operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 19, attached hereto, which consolidated financial statements are incorporated herein by reference.

                     QUARTERLY EARNINGS SUMMARY (UNAUDITED)

                                                          Basic      Diluted
                        Net        Gross       Net       Earnings    Earnings
                       Sales      Margin     Earnings   Per Share   Per Share
                    ----------   --------   ---------   ---------   ---------
FISCAL 2005:
   First quarter    $3,874,041   $572,922   $  25,615     $ .01       $ .01
   Second quarter    3,654,475    618,158      28,334       .01         .01
   Third quarter     4,244,285    772,926     173,554       .07         .07
   Fourth quarter    3,881,431    636,677     107,323       .04         .04

FISCAL 2004:
   First quarter    $2,806,062   $422,513   $  56,370     $ .02       $ .02
   Second quarter    2,615,666    417,491      55,590       .02         .02
   Third quarter     3,147,009    424,525      60,745       .02         .02
   Fourth quarter    2,956,098    297,149    (123,709)     (.05)       (.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Michael J. Pudil, and Chief Financial Officer, Paul D. Sheely, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

Pursuant to General Instruction G (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 28, 2005 and such information required by such items is incorporated herein by reference from the proxy statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report.

     1. Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 17) hereinafter contained for all Consolidated Financial Statements.

     2.   Financial Statement Schedules:
          Schedule II - Valuation and Qualifying Accounts - page 33
          Schedules not listed above have been omitted, because they are either not applicable or not material, or the required information is included in the financial statements or related notes.

     3.   Exhibits.

Exhibit
  No.                                   Description
-------                                 -----------
    3.1   Articles of Incorporation as amended, incorporated by reference from
          Exhibit 3 of the Registrant's Form 10-Q for the quarter ended November
          29, 1998.

    3.2   Restated and Amended Bylaws, as amended through January 6, 2005.

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

   10.6   Employment (change in control) Agreement between Michael J. Pudil and
          Registrant dated January 11, 2001 incorporated by reference from
          Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended May
          27, 2001.

   10.7   Employment (change in control) Agreement between Paul D. Sheely and
          Registrant dated January 11, 2001 incorporated by reference from
          Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended May
          27, 2001.

   10.8   Amendment No. 1 to Employment (change in control) Agreement between
          Michael J. Pudil and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.10 of the Registrant's Form 10-K for the year ended August 25, 2002.

   10.9   Amendment No. 1 to Employment (change in control) Agreement between
          Paul D. Sheely and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.11 of the Registrant's Form 10-K for the year ended August 25, 2002.

  10.10   Board of Directors Retirement Program dated June 25, 1982.
          Incorporated by reference from Exhibit 10.12 of the Registrant's Form
          10-K for the year ended August 25, 2002.

  10.11 Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Excel Bank Minnesota as holder in the original principal amount of $1,360,000. Incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K dated May 3, 2004.

  10.12   Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc.
          and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.3 of the Registrant's Form 8-K dated May 3, 2004.

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

  10.15 Mortgage and Security Agreement and Fixture Financing Statement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank
          Minnesota. Incorporated by reference from Exhibit 10.6 of the Registrant's Form 8-K dated May 3, 2004.

  10.16   Mortgage dated as of May 3, 2004 between WSI Industries, Inc. and the
          Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.7 of the Registrant's Form 8-K dated May 3, 2004.

  10.17   Second Amendment and Modification of Revolving Line of Credit Loan
          Agreement and Reaffirmation of Guaranties dated as of May 3, 2004 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI
          Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.7 of the Registrant's Form 8-K dated May 3, 2004.

  10.18   Third Amendment and Modification of Revolving Line of Credit Loan
          Agreement and Reaffirmation of Guaranties dated as of January 1, 2005 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI
          Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended
          November 28, 2004.

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

                                        WSI INDUSTRIES, INC.


                                        BY: /s/ Michael J. Pudil
                                            ------------------------------------
                                            Michael J. Pudil, President and
                                            Chief Executive Officer


                                        BY: /s/ Paul D. Sheely
                                            ------------------------------------
                                            Paul D. Sheely
                                            Vice President and Treasurer

DATE: November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              SIGNATURE                                TITLE                         DATE
              ---------                                -----                         ----
/s/ Michael J. Pudil                    President, Chief Executive Officer,   November 21, 2005
-------------------------------------   Director
Michael J. Pudil


/s/ Paul Baszucki                       Director                              November 21, 2005
-------------------------------------
Paul Baszucki


/s/ Melvin L. Katten                    Director                              November 21, 2005
-------------------------------------
Melvin L. Katten


/s/ George J. Martin                    Director                              November 21, 2005
-------------------------------------
George J. Martin


/s/ Eugene J. Mora                      Director                              November 21, 2005
-------------------------------------
Eugene J. Mora

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                               18
Consolidated Balance Sheets - August 28, 2005 and August 29, 2004            19
Consolidated Statements of Income - Years Ended August 28, 2005,
   August 29, 2004 and August 30, 2003                                       20
Consolidated Statements of Stockholders' Equity - Years Ended
   August 28, 2005, August 29, 2004 and August 30, 2003                      21
Consolidated Statements of Cash Flows - Years Ended August 28, 2005,
   August 29, 2004 and August 30, 2003                                       22
Notes to Consolidated Financial Statements                                   23

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                              33

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 28, 2005 and August 29, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended August 28, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 28, 2005 and August 29, 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended August 28, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the three years ended August 28, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Schechter Dokken Kanter
     Andrews & Selcer Ltd

Minneapolis, Minnesota
October 21, 2005

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 28, 2005 AND AUGUST 29, 2004

                                                               2005         2004
                                                           -----------   -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $   937,575   $   294,766
   Accounts receivable, less allowance for doubtful
      accounts of $10,074                                    1,907,870     1,757,282
   Net Inventories (Note 2)                                  1,017,966       923,223
   Prepaid and other current assets                             73,252        93,394
   Deferred tax assets (Note 6)                                121,581       198,225
                                                           -----------   -----------
         Total current assets                                4,058,244     3,266,890

PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTES 3 AND 4):
   Land                                                        819,000       819,000
   Building and improvements                                 1,195,329     1,175,297
   Machinery and equipment                                   6,723,976     6,487,671
   Less accumulated depreciation                            (5,028,867)   (4,643,058)
                                                           -----------   -----------
         Total property, plant, and equipment                3,709,438     3,838,910

DEFERRED TAX ASSETS (NOTE 6)                                 1,675,506     1,687,931
INTANGIBLE ASSETS (NOTE 10):
   Deferred financing costs, net of accumulated
      amortization of $8,817 and $2,204, respectively           24,246        30,859
   Goodwill and related acquisition costs net of
      accumulated amortization of $344,812                   2,368,452     2,368,452
                                                           -----------   -----------
                                                           $11,835,886   $11,193,042
                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                  $   881,197   $   808,047
   Accrued compensation and employee withholdings              479,296       251,343
   Miscellaneous accrued expenses                              142,074       145,294
   Current portion of long-term debt (Note 3)                  311,030       306,588
                                                           -----------   -----------
         Total current liabilities                           1,813,597     1,511,272

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 3)                2,728,456     2,613,150

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY  (Note 5):
   Common stock, par value $.10 a share; authorized
      10,000,000 shares; issued and outstanding
      2,672,630 shares and 2,557,629, respectively             267,263       255,763
   Capital in excess of par value                            2,104,289     1,837,441
   Retained earnings                                         4,922,281     4,975,416
                                                           -----------   -----------
         Total stockholders' equity                          7,293,833     7,068,620
                                                           -----------   -----------
                                                           $11,835,886   $11,193,042
                                                           ===========   ===========

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 28, 2005, AUGUST 29, 2004 AND AUGUST 31, 2003

                                         2005          2004          2003
                                     -----------   -----------   -----------
Net sales (Note 8)                   $15,654,232   $11,524,835   $10,792,650
Cost of products sold                 13,053,549     9,963,157     8,660,181
                                     -----------   -----------   -----------
   Gross margin                        2,600,683     1,561,678     2,132,469
Selling and administrative expense     1,921,309     1,406,471     1,511,458
Loss on sale of equipment                     --            --         9,972
Interest and other income                (16,418)      (13,689)      (44,195)
Interest expense                         172,626        92,339       123,343
                                     -----------   -----------   -----------
                                       2,077,517     1,485,121     1,600,578
                                     -----------   -----------   -----------
Income before income taxes               523,166        76,557       531,891
Income tax expense (Note 6)              188,340        27,561       178,522
                                     -----------   -----------   -----------
Net income                           $   334,826   $    48,996   $   353,369
                                     ===========   ===========   ===========
Basic earnings per share             $       .13   $       .02   $       .14
                                     ===========   ===========   ===========
Diluted earnings per share           $       .13   $       .02   $       .14
                                     ===========   ===========   ===========
Cash dividend per share              $       .15   $       .15   $     .0375
                                     ===========   ===========   ===========
Weighted average number of common
   shares outstanding                  2,577,533     2,554,489     2,473,535
                                     ===========   ===========   ===========
Weighted average number dilutive
   common shares outstanding           2,642,020     2,625,238     2,485,961
                                     ===========   ===========   ===========

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK       CAPITAL IN                    TOTAL
                               --------------------    EXCESS OF    RETAINED    STOCKHOLDERS'
                                 SHARES     AMOUNT     PAR VALUE    EARNINGS       EQUITY
                               ---------   --------   ----------   ----------   -------------
BALANCE AT AUGUST 25, 2002     2,465,229   $246,523   $1,640,934   $5,051,880     $6,939,337
   Net earnings                       --         --           --      353,369        353,369
   Exercise of stock options     100,000     10,000      202,500           --        212,500
   Dividends paid                     --         --           --      (95,668)       (95,668)
   Repurchase of shares          (14,100)    (1,410)     (16,533)          --        (17,943)
                               ---------   --------   ----------   ----------     ----------
BALANCE AT AUGUST 31, 2003     2,551,129   $255,113   $1,826,901   $5,309,581     $7,391,595
   Net earnings                       --         --           --       48,996         48,996
   Exercise of stock options       6,500        650       10,540           --         11,190
   Dividends paid                     --         --           --     (383,161)      (383,161)
                               ---------   --------   ----------   ----------     ----------
BALANCE AT AUGUST 29, 2004     2,557,629   $255,763   $1,837,441   $4,975,416     $7,068,620
   Net earnings                       --         --           --      334,826        334,826
   Exercise of stock options     115,001     11,500      266,848           --        278,348
   Dividends paid                     --         --           --     (387,961)      (387,961)
                               ---------   --------   ----------   ----------     ----------
BALANCE AT AUGUST 28, 2005     2,672,630   $267,263   $2,104,289   $4,922,281     $7,293,833
                               =========   ========   ==========   ==========     ==========

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 28, 2005, AUGUST 29, 2004 AND AUGUST 31, 2003

                                                                    2005          2004          2003
                                                                 ----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  334,826   $    48,996   $   353,369
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                  678,956       624,419       630,222
      Amortization                                                    6,613         2,204            --
      Loss on sale of property, plant, and equipment
         and other assets                                             1,125            --         9,972
      Deferred taxes                                                188,340        96,501       178,522

      Changes in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                    (150,588)     (226,471)     (376,224)
            Inventories                                             (94,743)     (316,961)      157,061
            Prepaid and other current assets                         20,142       (17,647)      (41,757)
         Increase in accounts payable and accrued expenses          297,883       266,261       211,673
                                                                 ----------   -----------   -----------
            Net cash provided by operating activities             1,282,554       477,302     1,122,838

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant, and equipment                   (94,039)   (2,151,376)     (160,671)
      Proceeds from sale of equipment and other assets                   --            --         3,570
                                                                 ----------   -----------   -----------
            Net cash used in investing activities                   (94,039)   (2,151,376)     (157,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt                                         --     1,710,000            --
      Payment of long-term debt                                    (336,822)     (227,344)   (1,289,330)
      Issuance of common stock                                      179,077        11,190       212,500
      Dividends paid                                               (387,961)     (383,161)      (95,668)
      Deferred financing costs                                           --       (33,063)           --
      Purchase of Company stock                                          --            --       (17,943)
                                                                 ----------   -----------   -----------
            Net cash provided by (used in) financing
               activities                                          (545,706)    1,077,622    (1,190,441)
                                                                 ----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                642,809      (596,452)     (224,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      294,766       891,218     1,115,922
                                                                 ----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  937,575   $   294,766   $   891,218
                                                                 ==========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                   $  172,940   $    86,484   $   129,226
      Income taxes                                                    3,100            --         4,300
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                456,570       593,355            --
      Deferred tax benefit from exercise of stock options            99,271            --            --

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 28, 2005, AUGUST 29, 2004 AND AUGUST 31, 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description - WSI Industries, Inc. is involved in the precision contract metal machining business primarily serving the recreational vehicle, aerospace/avionics and computer industries.

     Fiscal Year - WSI Industries, Inc. and Subsidiaries' (the Company) fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2003 consisted of 53 weeks while fiscal 2004 and 2005 each consisted of 52 weeks.

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

     Use of Estimates - The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in those financial statements consist of estimates related to the impairment of goodwill, the evaluation of excess or obsolete inventory and the valuation allowance connected to the deferred tax assets.

     Earnings per Share - Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding.

     Reclassification - Certain prior year Statement of Operation items have been reclassified to conform to the current year presentation.

     Stock Options - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretation in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In fiscal 2005, 105,000 shares of stock options were excluded from the diluted earnings per share computation due to their anti-dilutive effect. In fiscal 2004 and 2003, the number of shares excluded were 245,000 and 184,000, respectively.

     Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and Amends SFAS No 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all shared-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123 (R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005 for small business filers. We expect to adopt SFAS No. 123 (R) on August 28, 2006.

     SFAS No. 123 (R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123 (R) for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We are evaluating which method to adopt.

     As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We expect the adoption of SFAS No. 123 (R) to have an unfavorable effect on our results of operations. If we had adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 5 to our financial statements.

     SFAS No. 123 (R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost, because of our net operating loss position, the change will have no immediate impact on our consolidated financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") effective for fiscal years beginning after June 15, 2005, SFAS No. 151 will become effective for us on August 29, 2005, the beginning of our next fiscal year. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe that the adoption of SFAS No. 151 will not have a material effect on our financial position or results of operations.

2.   INVENTORIES

     Inventories consist primarily of raw material, work-in-process (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $173,956 and $409,249 at August 28, 2005 and August 29, 2004, respectively:

                 August 28, 2005   August 29, 2004
                 ---------------   ---------------
Raw material        $  335,798         $277,359
WIP                    338,219          359,432
Finished goods         343,949          286,432
                    ----------         --------
                    $1,017,966         $923,223
                    ==========         ========

3.   DEBT

     Long-term debt consists of the following:

                                         August 28, 2005   August 29, 2004
                                         ---------------   ---------------
Mortgages                                   $1,662,992         1,699,897
Capitalized lease obligations (Note 4)       1,376,494         1,219,841
                                            ----------        ----------
                                             3,039,486         2,919,738
Less current portion                           311,030           306,588
                                            ----------        ----------
Long-term debt                              $2,728,456        $2,613,150
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

     Maturities of long-term debt are as follows:

Fiscal years ending August:
   2006                       $ 311,030
   2007                         332,455
   2008                         324,787
   2009                         510,716
   2010                         202,869
   Thereafter                 1,357,629

     Line of Credit:

     The Company renewed its revolving credit agreement with its bank on January 1, 2005. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires January 1, 2006 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 28, 2005, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at the bank's base rate (6.5% at August 28, 2005). There were no amounts outstanding related to its revolving credit agreement at August 28, 2005 and August 29, 2004, respectively.

4.   COMMITMENTS

     Leases - Included in the consolidated balance sheet at August 28, 2005 are cost and accumulated depreciation on equipment subject to capitalized leases of $2,875,836 and $1,556,802 respectively. At August 29, 2004, the amounts were $2,404,838 and $1,271,471, respectively.

     The present value of the net minimum payments on capital leases as of August 28, 2005 is as follows:

Fiscal years ending August:
   2006                                          $  357,602
   2007                                             357,602
   2008                                             327,473
   2009                                             205,163
   2010                                             186,727
   Thereafter                                       196,798
                                                 ----------
Total minimum lease payments                      1,631,365
Less amount representing interest                   254,871
                                                 ----------
Present value of net minimum lease payments       1,376,494
Current portion                                     271,715
                                                 ----------
Capital lease obligation, less current portion   $1,104,779
                                                 ==========

     The Company leased a facility in Osseo, Minnesota under an operating lease that expired in February 2005 for a monthly base rent of $9,640. Operating expenses and real estate taxes were paid by the Company.

     The Company also leased a storage facility under an operating lease that expired in November 2004 for a monthly rent of $2,013.

     Rent expense of approximately $58,000, $143,000 and $144,000 have been charged to operations for the years ended August 28, 2005, August 29, 2004 and August 31, 2003, respectively.

5.   STOCK OPTIONS

     Stock Options - In fiscal 1988, the 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

     In fiscal 1995, the 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. The Plan expired on September 29, 2004 and therefore no shares remain to be granted.

     Option transactions during the three years ended August 28, 2005 are summarized as follows:

                                     1987 Stock           1994 Stock
                                     Option Plan          Option Plan
                                 ------------------   ------------------
                                            Average              Average
                                  Shares     Price     Shares     Price
                                 --------   -------   --------   -------
Outstanding at August 25, 2002    109,000    $2.20     322,000    $3.30
   Granted                             --               60,000     1.22
   Lapsed                              --              (54,000)    4.46
   Exercised                     (100,000)    2.13          --
                                 --------    -----    --------    -----
Outstanding at August 31, 2003      9,000     3.04     328,000     2.78
   Granted                             --               65,000     2.75
   Lapsed                              --              (14,000)    4.17
   Exercised                       (4,000)    2.00      (2,500)    1.28
                                 --------    -----    --------    -----
Outstanding at August 29, 2004      5,000     3.88     376,500     2.68
   Lapsed                              --              (10,000)    1.56
   Exercised                           --             (115,001)    1.28
                                 --------    -----    --------    -----
Outstanding at August 28, 2005      5,000    $3.88     251,499    $3.14
                                 ========    =====    ========    =====

     The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS
     123. The fair value for these options was estimated at the date of grant in fiscal 2004 and 2003 using the Black-Scholes option pricing model with the following assumptions as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.

Date of Grant in fiscal -      2004         2003
-------------------------   ----------   ----------
Dividend yield                    5.5%           5%
Expected volatility             76.29%       77.47%
Risk free interest rate      3.4%-4.2%   3.25%-4.4%
Expected term               5-10 years   5-10 years

     There were no options granted in fiscal 2005 as the plan had expired.

     The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                Years ended
                                            ---------------------------------------------------
                                            August 28, 2005   August 29, 2004   August 31, 2003
                                            ---------------   ---------------   ---------------
Net Income (loss):
   As reported                                 $334,826          $ 48,996          $353,369
   Less: Total Stock based compensation
      expense determined under fair value
      based method for all awards               (23,466)          (76,098)          (33,287)
                                               --------          --------          --------
   Pro forma                                   $311,360          $(27,102)         $320,082

Income (loss) per basic common share:
   As reported                                 $    .13          $    .02          $    .14
   Pro forma                                   $    .12          $   (.01)         $    .13

Income per diluted common share:
   As reported                                 $    .13          $    .02          $    .14
   Pro forma                                   $    .12          $   (.01)         $    .13

     As of August 28, 2005, there were 46,833 options outstanding with exercise prices between $1.22 and $1.44, 92,666 options outstanding with exercise prices between $2.00 and $2.94, 52,000 shares with exercise prices between $3.00 and $3.88 and 65,000 options outstanding with exercise prices between $4.13 and $5.50. At August 28, 2005, outstanding options had a weighted-average remaining contractual life of 5 years.

     The number of options exercisable as of August 28, 2005, August 29, 2004 and August 31, 2003 were 232,416, 319,500 and 270,000, respectively, at weighted average share prices of $3.22, $2.79, and $3.11 per share, respectively.

6.   INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                          Years Ended
             ------------------------------------
             August 28,   August 29,   August 30,
                2005         2004         2003
             ----------   ----------   ----------
Current:
   Federal    $     --     $(68,940)    $     --
   State            --           --           --
              --------     --------     --------
                    --      (68,940)          --
Deferred:
   Federal     177,877       94,501      167,437
   State        10,463        2,000       11,085
              --------     --------     --------
               188,340       96,501      178,522
              --------     --------     --------
   Total      $188,340     $ 27,561     $178,522
              ========     ========     ========

     A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss) earnings from continuing operations is as follows:

                                                           Years Ended
                                               ------------------------------------
                                               August 28,   August 29,   August 31,
                                                  2005         2004         2003
                                               ----------   ----------   ----------
Ordinary federal income tax statutory rate        34.0%        34.0%        34.0%
State income taxes net of federal tax effect       2.0          2.6          2.1
Other                                               --          (.6)        (2.5)
                                                  ----         ----         ----
Taxes provided                                    36.0%        36.0%        33.6%
                                                  ====         ====         ====

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                            August 28,   August 29,
                                               2005         2004
                                            ----------   ----------
DEFERRED TAX ASSETS
Accrued liabilities                         $   43,136   $   43,815
Inventory valuation accruals                    64,117      139,145
Net operating loss carryforwards             1,542,366    1,463,242
Tax credit carryforwards                       459,324      505,750
Other                                          183,953      141,794
                                            ----------   ----------
                                             2,292,896    2,293,746
DEFERRED TAX LIABILITIES
Tax depreciation and amortization greater
than book                                     (495,809)    (407,590)
                                            ----------   ----------
Net Deferred Tax Asset                      $1,797,087   $1,886,156
                                            ==========   ==========

     The Company determined that it was more likely than not that it will be able to generate taxable income in the future to offset these deductions and carryforwards.

     As of August 28, 2005, the Company had federal net operating loss carryforwards of approximately $4.4 million expiring in 2009-2025. Also as of August 28, 2005, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

7.   EMPLOYEE BENEFITS

     The Company maintains a 401(k) profit sharing and retirement savings plan that all employees are eligible to participate in. Contributions charged to operations for profit sharing and 401(k) matching contributions for fiscal 2005, 2004, and 2003, were $155,529, $88,788 and $137,452, respectively.

8.   INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

     The Company had sales to one customer that exceeded 10 percent of total sales during fiscal years 2005, 2004 and 2003 as listed below:

    2005         2004         2003
-----------   ----------   ----------
$13,193,000   $9,107,000   $8,034,000

     The Company had accounts receivable from its largest customer of $1,421,000 and $1,314,000 at August 28, 2005 and August 29, 2004, respectively.

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                         2005         2004         2003
                                      ----------   ----------   ----------
Net Income                            $  334,826   $   48,996   $  353,369
                                      ==========   ==========   ==========
Denominator for earnings per share:
   Weighted average shares;
   denominator for basic earnings
   per share                           2,577,533    2,554,489    2,473,535
   Effect of dilutive securities;
   employee and nonemployee options       64,487       70,749       12,426
                                      ----------   ----------   ----------
   Dilutive common shares;
   denominator for diluted earnings
   per share                           2,642,020    2,625,238    2,485,961
                                      ==========   ==========   ==========
Basic income per share                $      .13   $      .02   $      .14
                                      ==========   ==========   ==========
Dilutive income per share             $      .13   $      .02   $      .14
                                      ==========   ==========   ==========

10.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and other intangible assets consists of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2005 fourth quarter did not show an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.

     The Company recorded $33,063 of deferred financing costs incurred in connection with the mortgages described in Note 3. The costs are being amortized over five years on a straight-line basis with the Company incurring $6,613 and $2,204 of amortization expense for the years August 28, 2005 and August 29, 2004, respectively.

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 NET
                                              ADDITIONS
                                BALANCE AT     CHARGED                   BALANCE
                                 BEGINNING   TO COST AND                  AT END
         DESCRIPTION             OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
         -----------            ----------   -----------   ----------   ---------
Reserves deducted from assets
   to which it applies:

   ALLOWANCE FOR DOUBTFUL
      ACCOUNTS:

   Year ended August 31, 2003    $ 10,753      $     0      $     18     $ 10,735
                                 ========      =======      ========     ========
   Year ended August 29, 2004    $ 10,735      $     0      $    661     $ 10,074
                                 ========      =======      ========     ========
   Year ended August 28, 2005    $ 10,074      $     0      $      0     $ 10,074
                                 ========      =======      ========     ========

   ALLOWANCE FOR EXCESS OR
      OBSOLETE INVENTORY:

   Year ended August 31, 2003    $517,380      $     0      $ 94,450     $422,930
                                 ========      =======      ========     ========
   Year ended August 29, 2004    $422,930      $     0      $ 13,681     $409,249
                                 ========      =======      ========     ========
   Year ended August 28, 2005    $409,249      $31,890      $267,183     $173,956
                                 ========      =======      ========     ========

Deduction in fiscal 2005 resulted from the disposal of obsolete inventory.