Form 10QSB
period 2005-11-27
WSI INDUSTRIES, INC.
filed 2006-01-11
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number 0-619

                              WSI Industries, Inc.
       (Exact Name of Small Business Issuer, as Specified in Its Charter)

                Minnesota                                        41-0691607
     (State or other jurisdiction of                         (I. R. S. Employer
     incorporation of organization)                          Identification No.)

            213 Chelsea Road
          Monticello, Minnesota                                     55362
(Address of principal executive offices)                          (Zip Code)

                                 (763) 295-9202
              (Registrant's telephone number, including area code)

   ___________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X   No
         -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes       No   X
         -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,672,630 shares of common stock were outstanding as of December 31, 2005.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.    FINANCIAL INFORMATION:

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets November 27, 2005(Unaudited)
             and August 28, 2005                                                       3

             Condensed Consolidated Statements of Income
             Thirteen weeks ended November 27, 2005
             and November 28, 2004 (Unaudited)                                         4

             Condensed Consolidated Statements of Cash Flows
             Thirteen weeks ended November 27, 2005
             and November 28, 2004 (Unaudited)                                         5

             Notes to Condensed Consolidated Financial Statements (Unaudited)        6-8

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  9-12

   Item 4.  Controls and Procedures                                                   13

PART II.   OTHER INFORMATION:

   Item 6.   Exhibits                                                                 13

   Signatures                                                                         13

Part I. Financial Information

     Item I. Financial Statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         NOVEMBER 27,    AUGUST 28,
                                                             2005           2005
                                                         ------------   -----------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                           $ 1,580,776   $   937,575
      Accounts receivable                                   1,503,571     1,907,870
      Inventories                                           1,120,221     1,017,966
      Prepaid and other current assets                         50,252        73,252
      Deferred tax assets                                     145,021       121,581
                                                          -----------   -----------
         Total Current Assets                               4,399,841     4,058,244
                                                          -----------   -----------
   Property, Plant and Equipment - Net                      3,744,701     3,709,438
                                                          -----------   -----------
   Deferred tax assets                                      1,542,754     1,675,506
                                                          -----------   -----------
   Intangible assets, net                                   2,391,045     2,392,698
                                                          -----------   -----------
                                                          $12,078,341   $11,835,886
                                                          ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Trade accounts payable                              $   979,402   $   881,197
      Dividends payable                                       100,225            --
      Accrued compensation and employee withholdings          345,700       479,296
      Miscellaneous accrued expenses                          137,207       142,074
      Current portion of long-term debt                       336,073       311,030
                                                          -----------   -----------
         Total Current Liabilities                          1,898,607     1,813,597
                                                          -----------   -----------
   Long term debt, less current portion                     2,807,776     2,728,456
                                                          -----------   -----------
   STOCKHOLDERS' EQUITY:
      Common stock, par value $.10 a share; authorized
         10,000,000 shares; issued and outstanding
         2,672,630 shares                                     267,263       267,263
         Capital in excess of par value                     2,104,289     2,104,289
      Retained earnings                                     5,000,406     4,922,281
                                                          -----------   -----------
         Total Stockholders' Equity                         7,371,958     7,293,833
                                                          -----------   -----------
                                                          $12,078,341   $11,835,886
                                                          ===========   ===========

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             13 weeks ended
                                     ---------------------------
                                     November 27,   November 28,
                                         2005           2004
                                     ------------   ------------
Net sales                             $4,170,200     $3,874,041
Cost of products sold                  3,446,117      3,301,119
                                      ----------     ----------
   Gross margin                          724,083        572,922
Selling and administrative expense       406,944        494,362
Interest and other income                 (8,802)        (1,467)
Interest and other expense                38,279         40,003
                                      ----------     ----------
Earnings from operations
   before income taxes                   287,662         40,024
Income tax expense                       109,312         14,409
                                      ----------     ----------
Net earnings                          $  178,350     $   25,615
                                      ==========     ==========
Basic earnings per share              $      .07     $      .01
                                      ==========     ==========
Diluted earnings per share            $      .07     $      .01
                                      ==========     ==========
Cash dividend per share declared      $    .0375     $    .0375
                                      ==========     ==========
Weighted average number of
   common shares                       2,672,630      2,557,629
                                      ==========     ==========
Weighted average number of
   common and dilutive potential
   common shares                       2,726,181      2,618,604
                                      ==========     ==========

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  13 weeks ended
                                                          ---------------------------
                                                          November 27,   November 28,
                                                              2005           2004
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                            $  178,350     $  25,615
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation                                         171,643       159,544
         Amortization                                           1,653         1,653
         Deferred taxes                                       109,312        14,409
      Changes in assets and liabilities:
         Decrease in accounts receivable                      404,299       229,695
         Increase in inventories                             (102,255)     (151,868)
         Decrease in prepaid expenses                          23,000        20,151
         Increase (decrease) in accounts payable and
            accrued expenses                                  (40,258)      229,165
                                                           ----------     ---------
      Net cash provided by operations                         745,744       528,364
                                                           ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                  (24,027)      (18,407)
                                                           ----------     ---------
      Net cash used in investing activities                   (24,027)      (18,407)
                                                           ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                 (78,516)      (77,130)
   Dividends paid                                                  --       (95,912)
                                                           ----------     ---------
      Net cash used in financing activities                   (78,516)     (173,042)
                                                           ----------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     643,201       336,915
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                937,575       294,766
                                                           ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD       $1,580,776     $ 631,681
                                                           ==========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                             $   38,504     $  40,232
      Income taxes                                         $      900     $      --
   Non cash investing and financing activities:
      Acquisition of equipment through capital lease       $  182,879     $      --
      Dividends payable                                    $  100,225     $      --

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          The condensed consolidated balance sheet as of November 27, 2005, the condensed consolidated statements of income for the thirteen weeks ended November 27, 2005 and November 28, 2004 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

          The condensed consolidated balance sheet at August 28, 2005 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.   DEBT AND LINE OF CREDIT:

          The Company has renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank's prime rate. It contains restrictive provisions concerning yearly capital expenditures, maximum debt to net worth and minimum current ratios, as well a minimum debt service coverage ratio. The Company is in compliance with all of the provisions. The credit agreement is secured by all non-real property assets of the Company and expires January 1, 2007.

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

3.   INVENTORIES

          Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $194,027 and $173,956 at November 27, 2005 and August 28, 2005, respectively.

                 November 27,   August 28,
                    2005           2005
                 ------------   ----------
Raw material      $  436,533    $  335,798
WIP                  362,633       338,219
Finished goods       321,055       343,949
                  ----------    ----------
                  $1,120,221    $1,017,966
                  ==========    ==========

     The Company did not dispose of any significant inventory during the quarter ended November 27, 2005 and therefore there was no material effect on gross margin from any dispositions.

4.   GOODWILL AND INTANGIBLE ASSETS

          Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2005 fourth quarter did not show an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.

          The Company recorded $33,063 of deferred financing costs incurred in connection with the mortgages described in Note 2. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended November 27, 2005 and November 28, 2004, respectively.

5.   EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                Thirteen weeks ended
                                            ---------------------------
                                            November 27,   November 28,
                                                2005           2004
                                            ------------   ------------
Numerator for earnings per share:
   Net earnings                              $  178,350     $   25,615
                                             ==========     ==========
Denominator:
   Denominator for basic earnings
      per share - weighted average shares     2,672,630      2,557,629

Effect of dilutive securities:
Employee and non-employee options                53,551         60,975
                                             ----------     ----------
   Denominator for diluted earnings
      per share                               2,726,181      2,618,604
                                             ==========     ==========
Basic earnings per share                     $      .07     $      .01
                                             ==========     ==========
Diluted earnings per share                   $      .07     $      .01
                                             ==========     ==========

6.   Recent Accounting Pronouncements

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

     As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We expect the adoption of SFAS No. 123 (R) to have an unfavorable effect on our results of operations. If we had adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 5 to our financial statements included in our Form 10-K for the year ended August 28, 2005.

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

     The Company's allowance for obsolete inventory consists of the following at November 27, 2005 and August 28, 2005:

                              November 27, 2005   August 28, 2005
                              -----------------   ---------------
Obsolete finished goods            $ 81,310          $ 85,853
Obsolete work-in-process              6,900             6,900
Cost exceeding market value         105,817            81,203
                                   --------          --------
                                   $194,027          $173,956

The Company has no specific timeline to dispose of its obsolete inventory and intends to sell this obsolete inventory from time to time, as market conditions allow.

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

Revenue Recognition:

     The Company considers its revenue recognition policy to fall under the guidance of FASB's conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed;
(c) the Company's price is fixed as evidenced by the purchase order; and (d) collectibility is reasonably assured. The Company continually monitors its accounts receivable for any delinquent or slow paying accounts. The Company believes that based upon its past history with minimal bad debt write-offs, that all accounts are collectible upon shipment or delivery of services. Credit losses have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. If an uncollectible account should arise during the year, it would be written-off at the point it was determined to be uncollectible. The Company mitigates its credit risk by performing periodic credit checks and actively pursuing past due accounts. The Company refers to "net sales" in its consolidated statements of operations as the Company's sales are sometimes reduced by product returned by its customers.

Results of Operations:

     Net sales were $4,170,000 for the quarter ending November 27, 2005, an increase of 8% from the same period of the prior year. The increase was due primarily to higher sales in the Company's ATV and motorcycle recreational vehicle market.

     Sales from the Company's ATV and motorcycle markets amounted to $3,561,000 and $3,280,000 for the quarters ended November 27, 2005 and November 28, 2004, respectively. The 9% increase in sales came primarily from sales in the ATV market.

     Sales from the Company's aerospace and defense markets totaled $454,000 and $394,000 for the quarters ended November 27, 2005 and November 28, 2004, respectively. The Company believes that these increases are not as a result of significant change in a customer or product requirement, but rather as a result from a general increase in the level of business with the Company's customers in these markets.

     Sales from the Company's other revenue markets amounted to $155,000 and $196,000 for the quarters ended November 27, 2005 and November 28, 2004, respectively. The Company's other revenue markets consist of computer components, small engine parts and products for the biosciences industry. The decrease in sales from the fiscal 2004 first quarter to the fiscal 2005 first quarter came from decreases in sales from both the computer components and small engine parts markets, partially offset by an increase in sales to the biosciences industry.

     Gross margin increased to 17% for the quarter ending November 27, 2005 versus the prior year quarter of 15%. The increase is attributable to the increase in sales volume as well as efficiencies gained from operating in one facility as opposed to the two facilities the Company was operating in during the first quarter of fiscal 2005. Fiscal 2005 first quarter margins were hampered somewhat by start-up costs related to the biosciences industries components, however.

     Selling and administrative expense of $407,000 for the quarter ending November 27, 2005 was $87,000 lower than in the prior year. Fiscal 2005 first quarter selling and administrative expense was negatively affected by $168,000 in costs associated with the relocation of operations to the new facility in Monticello, Minnesota, as well the costs associated with maintaining the old Osseo, Minnesota building. Fiscal 2006 first quarter results were not affected by relocation costs, but were affected by an increase in payroll and benefit costs.

     Interest expense in the first quarter of fiscal 2006 was $38,000 compared to $40,000 in first quarter of fiscal 2005.

     The Company recorded income tax expense at an effective tax rate of 38% and 36% for the quarters ended November 27, 2005 and November 28, 2004, respectively.

Liquidity and Capital Resources:

     On November 27, 2005, working capital was $2,501,000 compared to $2,245,000 at August 28, 2005. The ratio of current assets to current liabilities at November 27, 2005 was 2.32 to 1.0 compared to 2.24 to 1.0 at August 28, 2005. The improvement in both measurements is attributable to the generation of cash from operations in the Company's fiscal 2006 first quarter. The Company's cash balance increased $643,000 during the first quarter of fiscal 2006, primarily from collections of accounts receivable but also from the timing of the payment of the quarterly dividend declared during the first quarter. The dividend did not actually get paid until the first day of the Company's fiscal 2006 second quarter.

     As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank subsequent to the end of the fiscal 2006 first quarter. Interest on the new agreement is at prime.

     It is the Company's belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the end of fiscal 2006.

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

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS

     A.   The following exhibits are included herein:

     Exhibit 10.1   Amendment and Modification of Revolving Line of Credit dated
                    January 1, 2006 between the Company and Excel Bank.

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

                                        WSI INDUSTRIES, INC.


Date: January 10, 2006                  /s/ Michael J. Pudil
                                        ----------------------------------------
                                        Michael J. Pudil, President & CEO


Date: January 10, 2006                  /s/ Paul D. Sheely
                                        ----------------------------------------
                                        Paul D. Sheely, Vice President,
                                        Finance & CFO