Form 10QSB
period 2006-02-26
WSI INDUSTRIES, INC.
filed 2006-04-05
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

 _______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,680,630 shares of common stock were outstanding as of March 24, 2006.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets February 26, 2006
           (Unaudited) and August 28, 2005                                   3

           Condensed Consolidated Statements of Income
           Thirteen and Twenty-Six weeks ended February 26, 2006
           and February 27, 2005 (Unaudited)                                 4

           Condensed Consolidated Statements of Cash Flows
           Twenty-Six weeks ended February 26, 2006
           and February 27, 2005 (Unaudited)                                 5

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                     6-8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-13

   Item 4. Controls and Procedures                                          14

PART II. OTHER INFORMATION:

   Item 4. Submission of Matters to a Vote of the Security Holders          14

   Item 6. Exhibits                                                         15

   Signatures                                                               15

Part I. Financial Information

     Item I. Financial Statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         FEBRUARY 26,    AUGUST 28,
                                                             2006           2005
                                                         ------------   -----------
ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents                           $ 1,126,291   $   937,575
      Accounts receivable                                   1,836,602     1,907,870
      Inventories                                             968,913     1,017,966
      Prepaid and other current assets                         46,128        73,252
      Deferred tax assets                                     172,027       121,581
                                                          -----------   -----------
         Total Current Assets                               4,149,961     4,058,244
                                                          -----------   -----------
   Property, Plant and Equipment - Net                      3,597,374     3,709,438
                                                          -----------   -----------
   Deferred tax assets                                      1,473,159     1,675,506
                                                          -----------   -----------
   Intangible assets, net                                   2,389,392     2,392,698
                                                          -----------   -----------
                                                          $11,609,886   $11,835,886
                                                          ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Trade accounts payable                              $   769,398   $   881,197
      Accrued compensation and employee withholdings          358,867       479,296
      Miscellaneous accrued expenses                           54,993       142,074
      Current portion of long-term debt                       341,348       311,030
                                                          -----------   -----------
         Total Current Liabilities                          1,524,606     1,813,597
                                                          -----------   -----------
   Long term debt, less current portion                     2,720,633     2,728,456
                                                          -----------   -----------
   STOCKHOLDERS' EQUITY:
      Common stock, par value $.10 a share; authorized
         10,000,000 shares; issued and outstanding
         2,680,630 shares and 2,672,630, respectively         268,063       267,263
         Capital in excess of par value                     2,126,989     2,104,289
      Retained earnings                                     4,969,595     4,922,281
                                                          -----------   -----------
         Total Stockholders' Equity                         7,364,647     7,293,833
                                                          -----------   -----------
                                                          $11,609,886   $11,835,886
                                                          ===========   ===========

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            13 weeks ended                26 weeks ended
                                     ---------------------------   ---------------------------
                                     February 26,   February 27,   February 26,   February 27,
                                         2006           2005           2006           2005
                                     ------------   ------------   ------------   ------------
Net sales                             $3,573,617     $3,654,475     $7,743,817     $7,528,516
Cost of products sold                  3,043,416      3,036,317      6,489,533      6,337,436
                                      ----------     ----------     ----------     ----------
Gross margin                             530,201        618,158      1,254,284      1,191,080
Selling and administrative expense       383,866        536,880        790,811      1,031,244
Interest and other income                (10,930)        (5,189)       (19,732)        (6,656)
Interest expense                          45,188         42,196         83,466         82,199
                                      ----------     ----------     ----------     ----------
Earnings from operations
   before income taxes                   112,077         44,271        399,739         84,293
Income tax expense                        42,589         15,937        151,901         30,346
                                      ----------     ----------     ----------     ----------
Net earnings                          $   69,488     $   28,334     $  247,838     $   53,947
                                      ==========     ==========     ==========     ==========
Basic earnings per share              $      .03     $      .01     $      .09     $      .02
                                      ==========     ==========     ==========     ==========
Diluted earnings per share            $      .03     $      .01     $      .09     $      .02
                                      ==========     ==========     ==========     ==========
Cash dividend per share               $    .0375     $    .0375     $     .075     $     .075
                                      ==========     ==========     ==========     ==========
Weighted average number of
   common shares                       2,677,289      2,557,629      2,674,960      2,557,629
                                      ==========     ==========     ==========     ==========
Weighted average number of
   common and dilutive potential
   common shares                       2,720,546      2,630,114      2,722,588      2,624,359
                                      ==========     ==========     ==========     ==========

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 26 weeks ended
                                                          ---------------------------
                                                          February 26,   February 27,
                                                              2006           2005
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                            $  247,838     $  53,947
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation                                         342,245       326,367
         Amortization                                           3,306         3,307
         Loss on disposal of equipment                             --         1,125
         Deferred taxes                                       151,901        30,346
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable            71,268      (155,690)
         (Increase) decrease in inventories                    49,053      (225,014)
         Decrease in prepaid expenses                          27,124        30,541
         Decrease in accounts payable
            and accrued expenses                             (319,309)       (6,111)
                                                           ----------     ---------
      Net cash provided by operations                         573,426        58,818
                                                           ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                  (47,302)      (61,044)
                                                           ----------     ---------
      Net cash used in investing activities                   (47,302)      (61,044)
                                                           ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                     23,500            --
   Net borrowings on revolving line of credit                      --       100,000
   Payments of long-term debt                                (160,384)     (164,045)
   Dividends paid                                            (200,524)     (191,826)
                                                           ----------     ---------
      Net cash used in financing activities                  (337,408)     (255,871)
                                                           ----------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          188,716      (258,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                937,575       294,766
                                                           ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD       $1,126,291     $  36,669
                                                           ==========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                             $   83,914     $  81,696
      Income taxes                                         $      900     $   1,500
   Non cash investing and financing activities:
      Acquisition of equipment through capital lease       $  182,879     $ 335,000

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          The condensed consolidated balance sheet as of February 26, 2006, the condensed consolidated statements of income for the twenty-six weeks ended February 26, 2006 and February 27, 2005 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

3.   INVENTORIES

          Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $193,663 and $173,956 at February 26, 2006 and August 28, 2005, respectively.

                 February 26,   August 28,
                     2006          2005
                 ------------   ----------
Raw material       $383,517     $  335,798
WIP                 302,113        338,219
Finished goods      283,283        343,949
                   --------     ----------
                   $968,913     $1,017,966
                   ========     ==========

     The Company did not dispose of any significant inventory during the quarter ended February 26, 2006 and therefore there was no material effect on gross margin from any dispositions.

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

          The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company's facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended February 26, 2006 and February 27, 2005, respectively. Accumulated amortization on the deferred financing costs amounted to $12,123 and $8,817 at February 26, 2006 and August 28, 2005, respectively.

5.   EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                Thirteen weeks ended        Twenty- Six weeks ended
                                            ---------------------------   --------------------------
                                            February 26,   February 27,   February 26   February 27,
                                                2006           2005           2006          2005
                                            ------------   ------------   -----------   ------------
Numerator for basic and diluted
   earnings per share:
   Net earnings                              $   69,488     $   28,334     $  247,838    $   53,947
                                             ==========     ==========     ==========    ==========
Denominator
   Denominator for basic earnings
      per share - weighted average shares     2,677,289      2,557,629      2,674,960     2,557,629
                                             ==========     ==========     ==========    ==========
Effect of dilutive securities:
Employee and non-employee options                43,257         72,485         47,628        66,730
                                             ==========     ==========     ==========    ==========
   Dilutive common shares
   Denominator for diluted earnings
   Per share                                  2,720,546      2,630,114      2,722,588     2,624,359
                                             ==========     ==========     ==========    ==========
Basic earnings per share                     $      .03     $      .01     $      .09    $      .02
                                             ==========     ==========     ==========    ==========
Diluted earnings per share                   $      .03     $      .01     $      .09    $      .02
                                             ==========     ==========     ==========    ==========

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

          In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") effective for fiscal years beginning after June 15, 2005, SFAS No. 151 became effective for WSI on August 29, 2005, the beginning of our fiscal 2006 year. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. We believe that the adoption of SFAS No. 151 will not have a material effect on our financial position or results of operations.

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

     The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so the Company considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely event that would result in materially different amounts being reported.

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

     The Company's allowance for obsolete inventory consists of the following at February 26, 2006 and August 28, 2005:

                              February 26, 2006   August 28, 2005
                              -----------------   ---------------
Obsolete finished goods            $ 80,946           $ 85,853
Obsolete work-in-process              6,900              6,900
Cost exceeding market value         105,817             81,203
                                   --------           --------
                                   $193,663           $173,956

The Company has no specific timeline to dispose of its obsolete inventory and intends to sell this obsolete inventory from time to time, as market conditions allow.

Goodwill Impairment:

     The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company's value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company provided, in part, with guidance from the Company's customers; and (b) material and labor costs of the Company's major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2005 fourth quarter did not show an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

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

Results of Operations:

     Net sales were $3,574,000 for the quarter ending February 26, 2006, a decrease of 2% or $81,000 from the same period of the prior year. Year-to-date sales in fiscal 2006 were $7,744,000 compared to $7,529,000 in the prior year, a 3 % increase.

     Sales from the Company's recreational vehicle market amounted to $2,838,000 and $3,012,000 for the quarter ended February 26, 2006 and February 27, 2005, respectively. Year to date sales for the Company's recreational vehicle market were $6,399,000 and $6,292,000 for the six months ended February 26, 2006 and February 27, 2005, respectively. Sales were lower for the quarter ended February 26, 2006 due primarily to lower sales in the Company's ATV market offset by an increase in sales in the Company's motorcycle market. Year to date sales had the same trends as the quarterly sales; however in the year to date case the increase in motorcycle parts sales was greater than the decrease in ATV parts sales.

     Sales from the Company's aerospace and defense markets amounted to $564,000 and $372,000 for the quarter ended February 26, 2006 and February 27, 2005, respectively. Year to date sales for the Company's aerospace and defense markets were $1,032,000 and $774,000 for the six months ended February 26, 2006 and February 27, 2005, respectively. For both the quarter and year to date increases, the Company believes that the increases are as a result of higher levels of volume with existing parts.

     Sales from the Company's other revenue markets amounted to $172,000 and $271,000 for the quarter ended February 26, 2006 and February 27, 2005, respectively. Year to date sales for the Company's other revenue markets were $313,000 and $463,000 for the six months ended February 26, 2006 and February 27, 2005, respectively. The Company's other revenue markets consist primarily of computer components, small engine parts and components for the bioscience industry. It is the Company's belief that the parts made for the computer components and small engine parts industries are generally spare or repair parts with sales of these parts decreasing over the last several years. The Company's sales to the biosciences industry were $112,000 and $190,000 for the quarter and year to date ended February 26, 2006 versus $19,000 and $53,000 for the prior year periods, respectively.

     Gross margin decreased to 15% for the quarter ending February 26, 2006 versus 17% in the year ago period. The decrease in gross margin is attributable to the lower level of sales to the ATV market as described previously as well as start-up costs related to the biosciences industry sales. Year-to-date gross margins were 16% for both six-month periods ending February 26, 2006 and February 27, 2005, respectively.

     No significant sales of obsolete inventory items occurred during the year to date periods ending February 26, 2006 and February 27, 2005. Correspondingly, no significant gross margin was realized from any of those sales. During the fiscal 2005 second quarter ending February 27, 2005, the Company disposed of all but $8,740 of its obsolete WIP inventory. The amount disposed amounted to 6% of the gross inventory value.

     During the first two quarters of fiscal 2005, the Company moved its office and manufacturing operations from its former site in Osseo, Minnesota to its current location in Monticello, Minnesota. During this time, the Company recorded relocation costs, as well as the costs associated with leasing and maintaining the Osseo facility, as selling and administrative cost. These costs amounted to approximately $326,000 for the six months ended February 27, 2005. The relocation was completed by the end of the Company's fiscal 2005 second quarter.

     Selling and administrative expense of $384,000 for the quarter ending February 26, 2006 was $153,000 lower than in the prior year period due primarily to the relocation costs mentioned previously. Year to date selling and administrative expense of $791,000 was $240,000 lower than the comparable prior year period. The year to date decrease was due to fiscal 2006 not incurring any relocation costs; however that decrease was partially offset by an increase in compensation expense.

     Interest expense in the second quarter of fiscal 2006 was $45,000, which was $3,000 more than the second quarter of fiscal 2005 amount of $42,000. Year-to-date interest expense for fiscal 2006 was also up by a similar immaterial amount.

     The Company recorded income tax expense at an effective tax rate of 38% for the quarter and year to date periods ended February 26, 2006 and 36% for the quarter and year to date ended February 27, 2005.

Liquidity and Capital Resources:

     On February 26, 2006, working capital was $2,625,000 compared to $2,245,000 at August 28, 2005. The ratio of current assets to current liabilities at February 26, 2006 was 2.72 to 1.0 compared to 2.24 to 1.0 at August 28, 2005. The improvement in both measurements is attributable to the generation of cash from operations during the first two quarters of fiscal 2006

     As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank during the fiscal 2006 second quarter. Interest on the new agreement is at prime.

     It is the Company's belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the end of calendar year 2006.

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

PART II. OTHER INFORMATION:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of the Company Stockholders was held on January 4, 2006. Of the 2,672,630 shares were issued and outstanding and entitled to vote at the close of business on November 7, 2005 shareholders holding 2,479,316 shares were present at the meeting either in person or by proxy. The following describes the matters considered by the Company's shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

          A. To elect five (5) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

 Name of Nominee
----------------
Paul Baszucki      For 2,428,235   Against 51,081
Melvin L. Katten   For 2,426,585   Against 52,731
George J. Martin   For 2,423,985   Against 55,331
Eugene J. Mora     For 2,418,211   Against 61,105
Michael J. Pudil   For 2,426,585   Against 52,731

          Each director nominee was elected by the shareholders.

          B. To adopt the Company's 2005 Stock Plan

For 810,423   Against 235,141   Abstain 25,971   Broker non-vote 1,407,781

          The shareholders approved this proposal.

ITEM 6. EXHIBITS

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

                                        WSI INDUSTRIES, INC.


Date: April 4, 2006                     /s/ Michael J. Pudil
                                        ----------------------------------------
                                        Michael J. Pudil, President & CEO


Date: April 4, 2006                     /s/ Paul D. Sheely
                                        ----------------------------------------
                                        Paul D. Sheely, Vice President, Finance
                                        & CFO