Form 10QSB
period 2006-05-28
WSI INDUSTRIES, INC.
filed 2006-06-23
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-619

                              WSI Industries, Inc.
       (Exact name of small business issuer, as specified in its charter)

                Minnesota                                  41-0691607
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation of organization)

            213 Chelsea Road
          Monticello, Minnesota                              55362
(Address of principal executive offices)                   (Zip Code)

                                 (763) 295-9202
                (Issuer's telephone number, including area code)

________________________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes       No   X
         -----    -----

Indicate by check mark if the small business issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

     Yes       No   X
         -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     2,680,630 shares of common stock were outstanding as of June 20, 2006.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets May 28, 2006
                 (Unaudited) and August 28, 2005                              3

                 Condensed Consolidated Statements of Operations
                 Thirteen and Thirty-nine weeks ended May 28, 2006
                 and May 29, 2005 (Unaudited)                                 4

                 Condensed Consolidated Statements of Cash Flows
                 Thirty-nine weeks ended May 28, 2006 and
                 May 29, 2005 (Unaudited)                                     5

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                              6 - 8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9 - 13

         Item 3. Controls and Procedures                                     13

PART II. OTHER INFORMATION:

         Item 6. Exhibits                                                    14

         Signatures                                                          14

Part I. Financial Information

     Item 1. Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                           MAY 28,      AUGUST 28,
                                                             2006          2005
                                                         -----------   -----------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                          $ 1,227,745   $   937,575
      Accounts receivable                                  2,123,632     1,907,870
      Inventories                                          1,214,094     1,017,966
      Prepaid and other current assets                        88,343        73,252
      Deferred tax assets                                    139,412       121,581
                                                         -----------   -----------
         Total Current Assets                              4,793,226     4,058,244
                                                         -----------   -----------

   Property, Plant and Equipment - Net                     3,508,432     3,709,438
                                                         -----------   -----------

   Deferred tax assets                                     1,400,351     1,675,506
                                                         -----------   -----------

   Intangible assets, net                                  2,387,739     2,392,698
                                                         -----------   -----------

                                                         $12,089,748   $11,835,886
                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Trade accounts payable                             $ 1,162,930   $   881,197
      Accrued compensation and employee withholdings         411,851       479,296
      Miscellaneous accrued expenses                         100,688       142,074
      Current portion of long-term debt                      348,065       311,030
                                                         -----------   -----------
         Total Current Liabilities                         2,023,534     1,813,597
                                                         -----------   -----------

   Long term debt, net of current portion                  2,630,085     2,728,456
                                                         -----------   -----------
   STOCKHOLDERS' EQUITY:
      Common stock, par value $.10 a share; authorized
         10,000,000 shares; issued and outstanding
         2,680,630 and 2,672,630 shares, respectively        268,063       267,263
      Capital in excess of par value                       2,126,989     2,104,289
      Retained earnings                                    5,041,077     4,922,281
                                                         -----------   -----------
         Total Stockholders' Equity                        7,436,129     7,293,833
                                                         -----------   -----------
                                                         $12,089,748   $11,835,886
                                                         ===========   ===========

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          13 weeks ended             39 weeks ended
                                     -----------------------   -------------------------
                                       May 28,      May 29,      May 28,       May 29,
                                        2006         2005          2006          2005
                                     ----------   ----------   -----------   -----------
Net sales                            $4,215,323   $4,244,285   $11,959,139   $11,772,801

Cost of products sold                 3,446,944    3,471,359     9,936,477     9,808,795
                                     ----------   ----------   -----------   -----------
Gross margin                            768,379      772,926     2,022,662     1,964,006

Selling and administrative expense      459,399      461,596     1,250,210     1,492,838
Interest and other income               (12,260)      (5,988)      (31,992)      (12,644)
Interest expense                         43,809       46,140       127,275       128,339
                                     ----------   ----------   -----------   -----------
Earnings from operations
   before income taxes                  277,431      271,178       677,169       355,473

Income tax expense                      105,423       97,624       257,324       127,970
                                     ----------   ----------   -----------   -----------

Net earnings                         $  172,008   $  173,554   $   419,845   $   227,503
                                     ==========   ==========   ===========   ===========

Basic earnings per share             $      .06   $      .07   $       .16   $       .09
                                     ==========   ==========   ===========   ===========

Diluted earnings per share           $      .06   $      .07   $       .15   $       .09
                                     ==========   ==========   ===========   ===========

Cash dividend per share              $    .0375   $    .0375   $     .1125   $     .1125
                                     ==========   ==========   ===========   ===========

Weighted average number of
   common shares                      2,680,630    2,557,629     2,676,850     2,557,629
                                     ==========   ==========   ===========   ===========

Weighted average number of
   common and dilutive potential
   common shares                      2,722,050    2,639,010     2,722,409     2,629,243
                                     ==========   ==========   ===========   ===========

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              39 weeks ended
                                                          ----------------------
                                                            May 28,     May 29,
                                                             2006         2005
                                                          ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                           $  419,845   $ 227,503
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation                                        456,702     499,549
         Amortization                                          4,959       4,960
         Loss on disposal of equipment                            --       1,125
         Deferred taxes                                      257,324     127,970
      Changes in assets and liabilities:
         Increase in accounts receivable                    (215,762)   (176,343)
         Increase in inventories                            (196,128)   (200,911)
         Increase in prepaid expenses                        (15,091)     (8,291)
         Increase in accounts payable
            and accrued expenses                             172,902     322,450
                                                          ----------   ---------
      Net cash provided by operations                        884,751     798,012
                                                          ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                 (72,817)    (79,855)
                                                          ----------   ---------
      Net cash used in investing activities                  (72,817)    (79,855)
                                                          ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                               (244,215)   (255,199)
   Issuance of common stock                                   23,500          --
   Dividends paid                                           (301,049)   (287,736)
                                                          ----------   ---------
      Net cash used in financing activities                 (521,764)   (542,935)
                                                          ----------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    290,170     175,222

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               937,575     294,766
                                                          ----------   ---------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD      $1,227,745   $ 469,988
                                                          ==========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                            $  127,364   $ 128,822
      Income taxes                                        $    3,152   $   2,205
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease      $  182,879   $ 456,570

            See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          The condensed consolidated balance sheet as of May 28, 2006, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 28, 2006 and May 29, 2005 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.   INVENTORIES

          Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $201,413 and $173,956 at May 28, 2006 and August 28, 2005, respectively.

                   May 28,    August 28,
                    2006         2005
                 ----------   ----------
Raw material     $  590,912   $  335,798
WIP                 375,377      338,219
Finished goods      247,805      343,949
                 ----------   ----------
                 $1,214,094   $1,017,966
                 ==========   ==========

     The Company did not dispose of any significant obsolete inventory during the quarter ended May 28, 2006 and therefore there was no material effect on gross margin from any dispositions.

3.   GOODWILL AND INTANGIBLE ASSETS:

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

          The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company's facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended May 28, 2006 and May 29, 2005, respectively. Accumulated amortization on the deferred financing costs amounted to $13,776 and $8,817 at May 28, 2006 and August 28, 2005,
     respectively.

4.   EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                           Thirteen weeks ended    Thirty-nine weeks ended
                                         -----------------------   -----------------------
                                           May 28,      May 29,      May 29,      May 29,
                                            2006         2005         2005         2005
                                         ----------   ----------   ----------   ----------
Numerator for basic and diluted
   earnings per share:
   Net earnings                          $  172,008   $  173,554   $  419,845   $  227,503
                                         ==========   ==========   ==========   ==========

Denominator
   Denominator for basic earnings
   per share - weighted average shares    2,680,630    2,557,629    2,676,850    2,557,629
                                         ==========   ==========   ==========   ==========

Effect of dilutive securities:
Employee and non-employee options            41,420       81,381       45,559       71,614
                                         ==========   ==========   ==========   ==========

   Dilutive common shares
   Denominator for diluted earnings
      Per share                           2,722,050    2,639,010    2,722,409    2,629,243
                                         ==========   ==========   ==========   ==========

Basic earnings per share                 $      .06   $      .07   $      .16   $      .09
                                         ==========   ==========   ==========   ==========

Diluted earnings per share               $      .06   $      .07   $      .15   $      .09
                                         ==========   ==========   ==========   ==========

5.   Recent Accounting Pronouncements

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

          In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") effective for fiscal years beginning after June 15, 2005. SFAS No. 151 became effective for WSI on August 29, 2005, the beginning of our fiscal 2006 year. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. We believe that the adoption of SFAS No. 151 will not have a material effect on our financial position or results of operations.

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

     In addition, the Company determines the reserve for excess and obsolete inventory by analyzing the sales history of its inventory, sales orders on hand and indications from the Company's customers as to the future of various parts or programs. If, in the Company's determination, the inventory value has become impaired, the Company establishes an obsolescence reserve at the amount the Company estimates as the ultimate net realizable value for that inventory. The obsolescence reserve remains on the Company's books until the inventory is disposed of or sold. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. If actual or expected customer requirements were significantly lower than the established reserves, the Company would record an increase to the obsolescence allowance in the period in which the Company made such a determination. The Company performs its lower of cost or market testing, as well as its excess or obsolete inventory analyses, quarterly.

     The Company's allowance for obsolete inventory consists of the following at May 28, 2006 and August 28, 2005:

                              May 28, 2006   August 28, 2005
                              ------------   ---------------
Obsolete finished goods         $ 80,461         $ 85,853
Obsolete work-in-process           6,900            6,900
Cost exceeding market value      114,052           81,203
                                --------         --------
                                $201,413         $173,956

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

Results of Operations:

     Net sales were $4,215,000 for the quarter ending May 28, 2006 compared to $4,244,000 in the same period of the prior year. Year-to-date sales in fiscal 2006 were $11,959,000 compared to $11,773,000 in the prior year. Quarterly sales for the respective periods were comparable with lower sales from the Company's ATV market offset by an increase in sales to its biosciences industry. Year-to-date sales are up 1.6% versus the prior year with higher sales in both the Company's motorcycle and biosciences markets partially offset by lower sales in its ATV market.

     Sales from the Company's recreational vehicle market amounted to $3,437,000 and $3,702,000 for the quarters ended May 28, 2006 and May 29, 2005, respectively. Year-to-date sales for the Company's recreational vehicle market were $9,836,000 and $9,994,000 for the nine months ended May 28, 2006 and May 29, 2005, respectively. Sales for the quarter and year-to-date ended May 28, 2006 were lower due to sales from the Company's ATV market, although sales for the current quarter from the ATV market rebounded significantly from the Company's second quarter ended February 26, 2006.

     Sales from the Company's aerospace and defense markets amounted to $472,000 and $441,000 for the quarter ended May 28, 2006 and May 29, 2005, respectively. Year-to-date sales for the Company's aerospace and defense markets were $1,504,000 and $1,269,000 for the nine months ended May 28, 2006 and May 29, 2005, respectively. The Company believes these increases are not as a result of significant change in a customer or product requirement, but rather as a result from a general increase in the level of the Company's aerospace and defense business with its current customers.

     Sales from the Company's other revenue markets amounted to $306,000 and $101,000 for the quarter ended May 28, 2006 and May 29, 2005, respectively. Year-to-date sales for the Company's other revenue markets were $619,000 and $510,000 for the nine months ended May 28, 2006 and May 29, 2005, respectively. The Company's other revenue markets consist primarily of computer components, small engine parts and components for the bioscience industry. It is the Company's belief that the parts made for the computer components and small engine parts industries are generally spare or repair parts with sales of these parts decreasing over the last several years. The Company's sales to the biosciences industry were $163,000 and $352,000 for the quarter and year to date ended May 28, 2006 versus $39,000 and $92,000 for the prior year periods, respectively. The increase is attributable to the partnering arrangement announced in June 2005.

     Gross margin held steady at 18% for the quarter ending May 28, 2006, the same percentage as the prior year. Similarly, year-to-date gross margin was 17%, comparable to the prior year.

     Selling and administrative expense of $459,000 for the quarter ending May 28, 2006 was comparable to the prior year quarter's total of $462,000. Year-to-date selling and administrative expense of $1,250,000 was $243,000 lower than the comparable prior year period. During the last quarter of fiscal 2004 and the first two quarters of fiscal 2005, the Company moved its office and manufacturing operations from its former site in Osseo, Minnesota to its current location in Monticello, Minnesota. During this time, the Company recorded relocation costs, as well as the costs associated with leasing and maintaining the Osseo facility, as selling and administrative cost. These costs amounted to $340,000 for the nine months ended May 29, 2005 with no material costs being incurred after the Company's fiscal 2005 second quarter ended February 27, 2005. The $243,000 of lower selling and administrative cost is attributable to these relocation expenses, but were offset somewhat by higher compensation related costs in first three quarters of fiscal 2006.

     Interest expense in the third quarter of fiscal 2006 was $44,000, which was similar to the prior year's quarter of $46,000. Year-to-date interest expense for fiscal 2006 was $127,000 versus $128,000 in the prior year.

     The Company recorded income tax expense at an effective tax rate of 38% for the quarter and year to date periods ended May 28, 2006 and 36% for the quarter and year to date ended May 29, 2005.

Liquidity and Capital Resources

     On May 28, 2006, working capital was $2,770,000 compared to $2,245,000 at August 28, 2005. The increase in working capital is attributable to an overall increase in the level of cash, accounts receivable and inventory at May 28, 2006 versus August 28, 2005. The ratio of current assets to current liabilities at May 28, 2006 was 2.37 to 1.0 compared to 2.24 to 1.0 at August 28, 2005. The Company's cash balance increased $290,000 during the first nine months of fiscal 2006 with $885,000 in cash flow from operations being used to pay down $244,000 in long-term debt, $301,000 in dividends as well as to purchase $73,000 in equipment.

     The Company renewed its $1,000,000 revolving credit facility with its bank during the Company's second quarter of fiscal 2006. Interest on the new agreement is at the bank's prime rate. At May 28, 2006, the Company did not have a balance owing under this revolving line of credit agreement nor had it borrowed any funds during fiscal 2006.

     The Company paid quarterly dividends of $.0375 per share of its common stock in each of the first three quarters of fiscal 2006 and 2005. The dividend payments for the first nine months of fiscal 2006 and fiscal 2005 totaled $301,000 and $288,000, respectively.

     It is the Company's belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements during the next 12 months.

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

     A.   The following exhibits are included herein:

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

          Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WSI INDUSTRIES, INC.


Date: June 20, 2006                     /s/ Michael J. Pudil
                                        ----------------------------------------
                                        Michael J. Pudil, President & CEO


Date: June 20, 2006                     /s/ Paul D. Sheely
                                        ----------------------------------------
                                        Paul D. Sheely, Vice President, Finance
                                        & CFO