Form 10KSB
period 2006-08-27
WSI INDUSTRIES, INC.
filed 2006-11-24
CIK 104897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended August 27, 2006 or

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: __________

                     COMMON STOCK (PAR VALUE $.10 PER SHARE)
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X
    -----      -----

Issuer's revenues for its most recent fiscal year: $16,091,635 for the fiscal year ended August 27, 2006.

The aggregate market value of the common shares held by non-affiliates of the Company on November 7, 2006 was approximately $8,712,000, based upon the closing sale price on that date of $3.25 as reported by The NASDAQ Capital Market.

Number of shares outstanding of the Company's common stock, par value $0.10 per share, as of November 20, 2006 is 2,680,630.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on January 4, 2007, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into
Part III of this Form 10-KSB.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     WSI Industries, Inc. (the "Company") makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These reports can be obtained by contacting the Company through its website at www.wsiindustries.com.

OVERVIEW

The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portions of Company revenues are derived from machining work for the aerospace/avionics/defense industries, recreational vehicles (ATV and motorcycle) markets and bioscience industry.

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

SALES AND MARKETING

The major markets served by the Company have been relatively stable in the past several years with sales growth coming primarily from the recreational vehicle market, and more recently in fiscal 2006, the bioscience industry. Sales to the recreational vehicle market totaled 81%, 84% and 79% of total sales in fiscal 2006, 2005 and 2004, respectively. Sales to the aerospace/avionics/defense markets totaled 12%, 11% and 14% of total sales in fiscal 2006, 2005 and 2004, respectively. Sales to the bioscience industry amounted to 4% of total sales in fiscal 2006, while sales to the biosciences industry accounted for less than 1% of total sales in fiscal years 2005 and 2004.

The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

SEASONALITY

Seasonal patterns in the Company's business are reflections of the Company's customers' seasonal patterns since the Company's business is that of a provider of manufacturing services.

CUSTOMERS

Sales in excess of 10 percent of fiscal 2006 consolidated sales were made to Polaris Industries, Inc. and related entities in the amount of $13,103,000 or 81% of Company revenues for fiscal year 2006.

BACKLOG

Approximate dollar backlog at August 27, 2006, August 28, 2005 and August 29, 2004 was $3,908,000, $3,883,000 and $3,091,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The Company believes that the level of backlog is not necessarily indicative of future yearly sale increases or decreases.

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

EMPLOYEES

At August 27, 2006, the Company had 62 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has no operations in any foreign country. In 2006, 2005 and 2004, sales to a customer in Mexico amounted to $71,000, $130,000 and $360,000, respectively.

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market, Inc. under the symbol "WSCI."

As of November 7, 2006 there were 473 shareholders of record of the Company's common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

                     Stock Price
                    -------------
                     High    Low
                    -----   -----
FISCAL 2006:
   First quarter    $4.43   $3.11
   Second quarter    3.81    3.09
   Third quarter     3.44    3.01
   Fourth quarter    3.09    2.66

FISCAL 2005:
   First quarter    $2.49   $2.13
   Second quarter    3.09    2.26
   Third quarter     3.20    2.60
   Fourth quarter    4.70    2.87

The Company announced a quarterly dividend program in June 2003 and has paid a quarterly dividend of $0.0375 for each of the fourteen quarters thereafter, with its most recent dividend paid on November 22, 2006.

The following table sets forth information regarding our equity compensation plans in effect as of August 27, 2006. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

                      Equity Compensation Plan Information

                                                                                        Number of shares of common
                                                                                      stock remaining available for
                                 Number of shares of common      Weighted-average      future issuance under equity
                                   stock to be issued upon       exercise price of    compensation plans (excluding
                                   exercise of outstanding     outstanding options,    securities reflected in the
        Plan category           options, warrants and rights    warrants and rights           first column)
        -------------           ----------------------------   --------------------   -----------------------------
Equity compensation plans
   approved by shareholders:
   1994 Stock Plan                         231,499                     $3.13                          --
   2005 Stock Plan                          83,000                     $3.44                     117,000
Equity compensation plans not
approved by shareholders                        --                        --                          --
Total                                      314,499                     $3.21                     117,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

The Company's allowance for obsolete inventory consists of the following at August 27, 2006 and August 28, 2005:

                              August 27, 2006   August 28, 2005
                              ---------------   ---------------
Obsolete finished goods           $ 87,917          $ 85,853
Obsolete work-in-process             6,900             6,900
Cost exceeding market value         73,965            81,203
                                  --------          --------
                                  $168,782          $173,956

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

Goodwill Impairment:

The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company's value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company in part provided with guidance from the Company's customers; and (b) material and labor costs of the Company's major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2006 fourth quarter did not show an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance would be set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company's deferred tax assets have two major components which relate to the Company's NOL and the Company's AMT tax credit carryforwards. The Company's AMT tax credit carryforward does not expire. The Company's NOL carryforward has $112,000 expiring in fiscal year 2009, $415,000 in fiscal 2011 and $3.1 million expiring in fiscal 2021 and after. The Company believes that its current rate of growth will be sufficient to fully utilize its NOL carryforwards before they expire. However, a significant loss of a customer or a change in the Company's business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.

Revenue Recognition:

The Company considers its revenue recognition policy to fall under the guidance of FASB's conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed; (c) the Company's price is fixed as evidenced by the purchase order; and (d) collectibility is reasonably assured. The Company continually monitors its accounts receivable for any delinquent or slow paying accounts. The Company believes that based upon its past history with minimal bad debt write-offs, that all accounts are collectible upon shipment or delivery of services. Credit losses from customers have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. If an uncollectible account should arise during the year, it would be written-off at the point it was determined to be uncollectible. The Company mitigates its credit risk by performing periodic credit checks and actively pursuing past due accounts. The Company refers to "net sales" in its consolidated statements of operations as the Company's sales are sometimes reduced by product returned by its customers.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital at the end of fiscal 2006 was $2,891,000 as compared to $2,245,000 at the end of fiscal 2005. The increase was derived primarily from comparable increases in the three major components of current assets - cash, accounts receivable and inventory. The ratio of current assets to current liabilities increased to 2.31 to 1.0 from 2.24 to 1.0 in the prior year.

Additions to property, plant and equipment were $469,000 in fiscal 2006 compared to $551,000 in 2005 and $2,745,000 in 2004. These amounts included $382,000,
$457,000 and $593,000 of machinery acquired through capital leases in fiscal 2006, 2005 and 2004, respectively. Major additions in 2006 were two vertical and one horizontal machining center. The major addition in fiscal 2005 was a horizontal machining center. The major addition in fiscal 2004 was the purchase of the Company's new manufacturing facility located in Monticello, Minnesota. The purchase price was $1.9 million and was paid for by a combination of $190,000 in cash and $1,710,000 in mortgages.

On January 1, 2006 the Company renewed its revolving line credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million depending on the level of accounts receivable and raw material. The agreement expires on January 1, 2007. No balances were owed at August 27, 2006 and August 28, 2005. The Company is currently pursuing a renewal of the line beyond January 1, 2007.

Proceeds from the sale of equipment amounted to $29,000 in fiscal 2006.

The Company's total debt was $3,086,000 at August 27, 2006 that consisted of mortgages on its building of $1,624,000 and capital lease obligations secured by production equipment of $1,462,000. Current maturities of long-term debt consist of $335,000 due on capital leases and $41,000 on its mortgages. It is management's belief that internally generated funds as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2007.

RESULTS OF OPERATIONS:

Net sales in fiscal 2006 were $16.1 million as compared to $15.7 million in the prior year, or an increase of $437,000 or 2.8%. The increase in fiscal 2006 came primarily from increased sales in its biosciences market, which did not contribute to sales in 2005. Net sales in fiscal 2005 were $15.7 million, an increase of $4.1 million or 36% from fiscal 2004. The primary reason for the sales increase in 2005 as compared to 2004 was a new program in the Company's recreational vehicle market. The Company also experienced a general sales increase from its other programs in its recreational vehicle market.

The following is a reconciliation of sales by major market:

                        Fiscal 2006   Fiscal 2005   Fiscal 2004
                        -----------   -----------   -----------
Recreational vehicle    $13,103,000   $13,193,000   $ 9,107,000
Aerospace and defense     1,972,000     1,734,000     1,546,000
Biosciences                 593,000       131,000        95,000
Other                       424,000       596,000       777,000
                        -----------   -----------   -----------
                        $16,092,000   $15,654,000   $11,525,000
                        ===========   ===========   ===========

Sales in the recreational vehicle market were slightly lower in fiscal 2006 as compared to 2005 with lower sales in the Company's all terrain vehicle (ATV) market offset by increases in its motorcycle market. The recreational vehicle market sales increased in fiscal 2005 from fiscal 2004 due to a new component in its motorcycle market that contributed $3.1 million in additional sales. The market's sales also increased due to a general overall increase in the number of units shipped.

The Company believes that the increase in sales in its aerospace and defense market in both fiscal 2006 and 2005 are a result of a general increase in the level of business as opposed to a significant change in customer or product.

In June 2005, the Company announced a partnering arrangement with an existing customer in the biosciences industry. The increase in sales in fiscal 2006 vs. 2005 and 2004 is a direct result of this arrangement. The overall implementation of the arrangement has been somewhat slower than the Company's original expectations; however the Company still anticipates a higher level of business with this customer in fiscal 2007.

The Company's other market is primarily derived from sales in the small engine and computer components fields. The decrease in sales from fiscal 2004 through fiscal 2006 came primarily from the computer components industry due to product life cycle issues.

The Company reported net income in fiscal 2006 of $573,000 or $.21 per share vs. the fiscal 2005 amount of $335,000 or $.13 per share. In fiscal 2005, the Company's income was negatively affected by relocation and second building expense incurred with the move to its new Monticello, Minnesota facility. The Company estimated that it incurred $328,000 in costs associated with this relocation in the first six months of fiscal 2005.

The Company reported net income of $49,000 or $.02 per share in fiscal 2004. The Company also incurred relocation and second building costs during the last four months of fiscal 2004 of $239,000.

Gross margins in fiscal 2006 were 17.2%, an increase of .6% over fiscal 2005's margin of 16.6% and an increase of 3.6% over fiscal 2004's margin of 13.6%. The slight increase in 2006 margins is attributable primarily to higher volumes of business, offset by startup costs in the Company's biosciences' programs. The increase in 2005's margins is also largely attributable to efficiencies gained due to higher volume partially offset by start-up expenses of the Company's new program in the recreational vehicle market incurred in fiscal 2004.

No significant sales of obsolete items occurred in fiscal 2004 to 2006 and, correspondingly, no significant gross margin was recognized.

Selling and administrative expense of $1.7 million in fiscal 2006 was a decrease of $180,000 from fiscal 2005 and an increase of $335,000 from fiscal 2004. The decrease in fiscal 2006 vs. 2005 was due to relocation costs incurred in fiscal 2005 partially offset by higher compensation costs. The increase in expense in fiscal 2005 vs. 2004 was due primarily to higher compensation costs and by higher relocation costs.

Interest expense of $172,000 in fiscal 2006 was comparable to the fiscal 2005 amount of $173,000 and $80,000 higher than the 2004 amount of $92,000. The higher expense in fiscal 2006 and 2005 is due primarily to the purchase of the Monticello, Minnesota facility and related mortgages.

The Company recorded income tax expense at an effective tax rate of 38%, for fiscal 2006 and 36% for fiscal years 2005 and 2004. The Company maintained its valuation allowance at zero during 2006.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company's Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to obtain additional manufacturing programs and retain current programs; (ii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iii) the Company was dependent upon one customer for 81% of its revenues in fiscal year 2006 and expects that a significant portion of its future revenue will be derived from this customer; (iv) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (v) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vi) the prices of our products are subject to a downward pressure from customers and market pressure from competitors; (vii) the Company's ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues;
(viii) the Company's ability to comply with covenants of its credit facility;
(ix) fluctuations in operating results due to, among other things, changes in customer demand for our product in our manufacturing costs and efficiencies of our operations; and (x) a trend among our customers toward outsourcing manufacturing to foreign operations.

ITEM 7. FINANCIAL STATEMENTS.

See Consolidated Financial Statements section of this Annual Report on Form 10-KSB beginning on page 16, attached hereto, which consolidated financial statements are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

Pursuant to General Instruction G (3), the Company omits Part III, Items 9, 10, 11, 12, and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 27, 2006 and such information required by such items is incorporated herein by reference from the proxy statement.

ITEM 13. EXHIBITS.

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

    3.2   Restated and Amended Bylaws, as amended through January 6,
          2005, incorporated by reference from Exhibit 3.2 of the Registrant's Form 10-K for the year ended August 28, 2005.

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

  10.19   Fourth Amendment and Modification of Revolving Line of
          Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2006 by and among WSI Industries, Inc.,
          Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel
          Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-QSB for the quarter ended
          November 27, 2005.

  10.20 WSI Industries, Inc. 2005 Stock Plan, incorporated by reference from Exhibit 4.1 of the Registrant's Registration
          Statement on Form S-8 (SEC File No. 333-133012).

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

DATE: November 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                        TITLE                         DATE
       ---------                        -----                         ----


/s/ Michael J. Pudil     President, Chief Executive Officer,   November 20, 2006
----------------------   Director
Michael J. Pudil


/s/ Paul Baszucki        Director                              November 20, 2006
----------------------
Paul Baszucki


/s/ Melvin L. Katten     Director                              November 20, 2006
----------------------
Melvin L. Katten


/s/ George J. Martin     Director                              November 20, 2006
----------------------
George J. Martin


/s/ Eugene J. Mora       Director                              November 20, 2006
----------------------
Eugene J. Mora

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm                      16
Consolidated Balance Sheets - August 27, 2006 and August 28, 2005            17
Consolidated Statements of Income - Years Ended August 27, 2006,
   August 28, 2005 and August 29, 2004                                       18
Consolidated Statements of Stockholders' Equity - Years Ended
   August 27, 2006, August 28, 2005 and August 29, 2004                      19
Consolidated Statements of Cash Flows - Years Ended August 27, 2006,
   August 28, 2005 and August 29, 2004                                       20
Notes to Consolidated Financial Statements                                   21

SCHEDULE

Schedule II - Valuation and Qualifying Accounts                              32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 27, 2006 and August 28, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended August 27, 2006. Our audits also included the financial statement schedule listed in the Index at Item 13 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 27, 2006 and August 28, 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended August 27, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the three years ended August 27, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Schechter Dokken Kanter Andrews & Selcer Ltd

Minneapolis, Minnesota
October 23, 2006

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 27, 2006 AND AUGUST 28, 2005

                                                               2006          2005
                                                           -----------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $ 1,282,717   $   937,575
   Accounts receivable, less allowance for doubtful
      accounts of $10,074                                    2,347,494     1,907,870
   Net Inventories (Note 2)                                  1,223,842     1,017,966
   Prepaid and other current assets                            115,239        73,252
   Deferred tax assets (Note 6)                                133,448       121,581
                                                           -----------   -----------
         Total current assets                                5,102,740     4,058,244
PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTES 3 AND 4):
   Land                                                        819,000       819,000
   Building and improvements                                 1,209,096     1,195,329
   Machinery and equipment                                   6,989,094     6,723,976
   Less accumulated depreciation                            (5,414,607)   (5,028,867)
                                                           -----------   -----------
         Total property, plant, and equipment                3,602,583     3,709,438
DEFERRED TAX ASSETS (NOTE 6)                                 1,320,940     1,675,506
INTANGIBLE ASSETS (NOTE 10):
   Deferred financing costs, net of accumulated
      amortization of $15,429 and $8,817, respectively          17,633        24,246
   Goodwill and related acquisition costs                    2,368,452     2,368,452
                                                           -----------   -----------
                                                           $12,412,348   $11,835,886
                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                                  $ 1,129,190   $   881,197
   Accrued compensation and employee withholdings              531,537       479,296
   Miscellaneous accrued expenses                              174,462       142,074
   Current portion of long-term debt (Note 3)                  376,116       311,030
                                                           -----------   -----------
         Total current liabilities                           2,211,305     1,813,597
LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 3)                2,709,768     2,728,456
COMMITMENTS (Note 4)
STOCKHOLDERS' EQUITY  (Note 5):
   Common stock, par value $.10 a share; authorized
      10,000,000 shares; issued and outstanding
      2,680,630 shares and 2,672,630, respectively             268,063       267,263
   Capital in excess of par value                            2,129,167     2,104,289
   Retained earnings                                         5,094,045     4,922,281
                                                           -----------   -----------
         Total stockholders' equity                          7,491,275     7,293,833
                                                           -----------   -----------
                                                           $12,412,348   $11,835,886
                                                           ===========   ===========

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 27, 2006, AUGUST 28, 2005 AND AUGUST 29, 2004

                                          2006          2005          2004
                                      -----------   -----------   -----------
Net sales (Note 8)                    $16,091,635   $15,654,232   $11,524,835
Cost of products sold                  13,326,957    13,053,549     9,963,157
                                      -----------   -----------   -----------
      Gross margin                      2,764,678     2,600,683     1,561,678
Selling and administrative expense      1,741,439     1,921,309     1,406,471
Gain on sale of equipment                 (29,000)           --            --
Interest and other income                 (44,855)      (16,418)      (13,689)
Interest expense                          172,357       172,626        92,339
                                      -----------   -----------   -----------
                                        1,839,941     2,077,517     1,485,121
                                      -----------   -----------   -----------
Income before income taxes                924,737       523,166        76,557
Income tax expense (Note 6)               351,400       188,340        27,561
                                      -----------   -----------   -----------
Net income                            $   573,337   $   334,826   $    48,996
                                      ===========   ===========   ===========
Basic earnings per share              $       .21   $       .13   $       .02
                                      ===========   ===========   ===========
Diluted earnings per share            $       .21   $       .13   $       .02
                                      ===========   ===========   ===========
Cash dividend per share               $       .15   $       .15   $       .15
                                      ===========   ===========   ===========
Weighted average number of common
   shares outstanding                   2,677,795     2,577,533     2,554,489
                                      ===========   ===========   ===========
Weighted average number of dilutive
   common shares outstanding            2,719,020     2,642,020     2,625,238
                                      ===========   ===========   ===========

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK       CAPITAL IN                    TOTAL
                               --------------------    EXCESS OF    RETAINED    STOCKHOLDERS'
                                 SHARES     AMOUNT     PAR VALUE    EARNINGS        EQUITY
                               ---------   --------   ----------   ----------   -------------
BALANCE AT AUGUST 31, 2003     2,551,129   $255,113   $1,826,901   $5,309,581    $7,391,595
   Net earnings                       --         --           --       48,996        48,996
   Exercise of stock options       6,500        650       10,540           --        11,190
   Dividends paid                     --         --           --     (383,161)     (383,161)
                               ---------   --------   ----------   ----------    ----------
BALANCE AT AUGUST 29, 2004     2,557,629   $255,763   $1,837,441   $4,975,416    $7,068,620
   Net earnings                       --         --           --      334,826       334,826
   Exercise of stock options     115,001     11,500      266,848           --       278,348
   Dividends paid                     --         --           --     (387,961)     (387,961)
                               ---------   --------   ----------   ----------    ----------
BALANCE AT AUGUST 28, 2005     2,672,630   $267,263   $2,104,289   $4,922,281    $7,293,833
   Net earnings                       --         --           --      573,337       573,337
   Exercise of stock options       8,000        800       24,878           --        25,678
   Dividends paid                     --         --           --     (401,573)     (401,573)
                               ---------   --------   ----------   ----------    ----------
BALANCE AT AUGUST 27, 2006     2,680,630   $268,063   $2,129,167   $5,094,045    $7,491,275
                               =========   ========   ==========   ==========    ==========

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 27, 2006, AUGUST 28, 2005 AND AUGUST 29, 2004

                                                                     2006         2005          2004
                                                                  ----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  573,337   $  334,826   $    48,996
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                   576,062      678,956       624,419
      Amortization                                                     6,613        6,613         2,204
      (Gain) loss  on sale of property, plant, and equipment
         and other assets                                            (29,000)       1,125            --
      Deferred taxes                                                 344,877      188,340        96,501
      Changes in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                     (439,624)    (150,588)     (226,471)
            Inventories                                             (205,876)     (94,743)     (316,961)
            Prepaid and other current assets                         (41,987)      20,142       (17,647)
         Increase in accounts payable and accrued expenses           332,622      297,883       266,261
                                                                  ----------   ----------   -----------
            Net cash provided by operating activities              1,117,024    1,282,554       477,302
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant, and equipment                    (87,259)     (94,039)   (2,151,376)
      Proceeds from sale of equipment and other assets                29,000           --            --
                                                                  ----------   ----------   -----------
            Net cash used in investing activities                    (58,259)     (94,039)   (2,151,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt                                          --           --     1,710,000
      Payment of long-term debt                                     (335,550)    (336,822)     (227,344)
      Issuance of common stock                                        23,500      179,077        11,190
      Dividends paid                                                (401,573)    (387,961)     (383,161)
      Deferred financing costs                                            --           --       (33,063)
                                                                  ----------   ----------   -----------
            Net cash provided by (used in) financing activities     (713,623)    (545,706)    1,077,622
                                                                  ----------   ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 345,142      642,809      (596,452)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       937,575      294,766       891,218
                                                                  ----------   ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $1,282,717   $  937,575   $   294,766
                                                                  ==========   ==========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                    $  172,668   $  172,940   $    86,484
      Income taxes                                                     3,423        3,100            --
   Noncash investing and financing activities:
      Acquisition of machinery through capital lease                 381,948      456,570       593,355
      Deferred tax benefit from exercise of stock options              2,178       99,271            --

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 27, 2006, AUGUST 28, 2005 AND AUGUST 29, 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description - WSI Industries, Inc. and Subsidiaries' (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, aerospace/avionics and bioscience industries.

     Fiscal Year - WSI Industries, Inc.'s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2004, 2005 and 2006 each consisted of 52 weeks.

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

     Inventories - Inventory costs determined using the average cost method consist of material, direct labor, and manufacturing overhead. They are valued at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Any excess of cost over the net realizable value of inventory components is included in the allowance for obsolete inventory.

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

     Revenue Recognition - Revenues from sales of product are recorded generally upon shipment. The Company considers its revenue recognition policy to fall under the guidance of FASB's conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed; (c) the Company's price is fixed as evidenced by the purchase order; and (d) collectibility is reasonably assured. The Company generally does not require collateral on its trade receivables. The Company refers to its revenues as "net sales" in its Consolidated Statements of Operations as the Company's sales are reduced for any product returned by customers.

     In fiscal years 2004 and 2005, the Company had an agreement with a customer to provide product on a consignment basis. In this case, revenues are recognized when the customer notifies the Company that it has consumed the product. This agreement ended during fiscal 2006.

     Credit losses relating to customers have been minimal and within management's expectations. Based on management's evaluation of uncollected accounts receivable throughout the year, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. The Company mitigates its credit risk by performing credit checks and actively pursuing past due accounts.

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

     Stock Options - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretation in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In fiscal 2006, 208,000 shares of stock options were excluded from the diluted earnings per share computation due to their anti-dilutive effect. In fiscal 2005 and 2004, the number of shares excluded was 105,000 and 245,000, respectively.

     Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and Amends SFAS No 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all shared-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123 (R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005 for small business filers. We expect to adopt SFAS No. 123 (R) on August 28, 2006, the first day of our fiscal 2007.

     SFAS No. 123 (R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123 (R) for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We will adopt the modified prospective approach.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 Inventory Costs - an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") effective for fiscal years beginning after June 15, 2005, SFAS No. 151 became effective for us on August 29, 2005, the first day of our fiscal 2006. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe that the adoption of SFAS No. 151 did not have a material effect on our financial position or results of operations.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Correction ("SFAS No. 154") effective for fiscal years beginning after December 15, 2005. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a significant effect on our financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation (FIN) No 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No.
     109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company currently recognizes a tax position if it is probable of being sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48.

2.   INVENTORIES

     Inventories consist primarily of raw material, work-in-process (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $168,782 and $173,956 at August 27, 2006 and August 28, 2005, respectively:

                 August 27, 2006   August 28, 2005
                 ---------------   ---------------
Raw material        $  569,799        $  335,798
WIP                    380,521           338,219
Finished goods         273,522           343,949
                    ----------        ----------
                    $1,223,842        $1,017,966
                    ==========        ==========

3.   DEBT

     Long-term debt consists of the following:

                                         August 27, 2006   August 28, 2005
                                         ---------------   ---------------
Mortgages                                   $1,623,677        $1,662,992
Capitalized lease obligations (Note 4)       1,462,207         1,376,494
                                            ----------        ----------
                                             3,085,884         3,039,486
Less current portion                           376,116           311,030
                                            ----------        ----------
Long-term debt                              $2,709,768        $2,728,456
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

     The Company also entered into a mortgage with the City of Monticello Economic Development Authority (MEDA). The MEDA mortgage is subordinated to the bank mortgage, carries an interest rate of 2% and matures May 1, 2009. The mortgage also requires monthly principal and interest payments of $1,483 based on a 25-year amortization schedule.

     Maturities of long-term debt are as follows:

Fiscal years ending August:
   2007                       $  376,116
   2008                          372,177
   2009                          562,153
   2010                          258,700
   2011                          246,981
   Thereafter                  1,269,757

     Line of Credit:

     The Company renewed its revolving credit agreement with its bank on January 1, 2006. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires January 1, 2007 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 27, 2006, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at the bank's base rate (8.25% at August 27, 2006). There were no amounts outstanding related to its revolving credit agreement at August 27, 2006 and August 28, 2005, respectively.

4.   COMMITMENTS

     Leases - Included in the consolidated balance sheet at August 27, 2006 are cost and accumulated depreciation on equipment subject to capitalized leases of $3,267,100 and $1,873,698 respectively. At August 28, 2005, the amounts were $2,875,836 and $1,556,802, respectively. The leases carry interest rates from 6.1% to 8.4% and mature from 2008 - 2013.

     The present value of the net minimum payments on capital leases as of August 27, 2006 is as follows:

Fiscal years ending August:
   2007                                          $  429,070
   2008                                             398,941
   2009                                             276,631
   2010                                             258,195
   2011                                             228,626
   Thereafter                                       144,858
                                                 ----------
Total minimum lease payments                      1,736,321
Less amount representing interest                   274,114
                                                 ----------
Present value of net minimum lease payments       1,462,207
Current portion                                     335,005
                                                 ----------
Capital lease obligation, less current portion   $1,127,202
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

     Rent expense of approximately $1,000, $58,000 and $143,000 have been charged to operations for the years ended August 27, 2006, August 28, 2005 and August 29, 2004, respectively.

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

     In fiscal 2006, the Company's shareholders approved the 2005 stock option plan and 200,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015.

     Stock options that are granted vest over a period of six months to three years for all stock option plans.

     Option transactions during the three years ended August 27, 2006 are summarized as follows:

                                    1987 Stock          1994 Stock           2005 Stock
                                    Option Plan         Option Plan         Option Plan
                                 ----------------   ------------------   ------------------
                                          Average              Average              Average
                                 Shares    Price     Shares     Price     Shares     Price
                                 ------   -------   --------   -------   --------   -------
Outstanding at August 31, 2003    9,000    $3.04     328,000   $  2.78
   Granted                           --               65,000      2.75
   Lapsed                            --              (14,000)     4.17
   Exercise                      (4,000)    2.00      (2,500)     1.28
                                 ------    -----    --------   -------
Outstanding at August 29, 2004    5,000     3.88     376,500      2.68
   Lapsed                            --              (10,000)     3.94
   Exercised                         --             (115,001)     1.28
                                 ------             --------   -------
Outstanding at August 28, 2005    5,000     3.88     251,499      3.14
   Granted                           --                             --     83,000    $3.44
   Lapsed                        (5,000)    3.88     (12,000)     3.76         --
   Exercised                         --               (8,000)     2.94         --
                                 ------    -----    --------   -------     ------    -----
Outstanding at August 27, 2006       --    $  --     231,499   $  3.13     83,000    $3.44
                                 ======    =====    ========   =======     ======    =====

     The following pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS
     123. The fair value for these options was estimated at the date of grant in fiscal 2006 and 2004 using the Black-Scholes option pricing model with the following assumptions as set forth in the table below. The estimated fair value of the options is amortized to expense over the options' vesting period.

Date of Grant in fiscal -      2006         2004
-------------------------   ----------   ----------
Dividend yield                     5.0%         5.5%
Expected volatility              70.12%       76.29%
Risk free interest rate     4.75%-4.77%    3.4%-4.2%
Expected term               5-10 years   5-10 years

     There were no options granted in fiscal 2005.

     The Company's net income and income per share would be adjusted to the pro forma amounts as follows:

                                                                Years ended
                                            ---------------------------------------------------
                                            August 27, 2006   August 28, 2005   August 29, 2004
                                            ---------------   ---------------   ---------------
Net Income (loss):
   As reported                                 $573,337          $334,826          $ 48,996
   Less: Total Stock based compensation
      expense determined under fair value
      based method for all awards               (51,864)          (23,466)          (76,098)
                                               --------          --------          --------
   Pro forma                                   $521,473          $311,360          $(27,102)
Income (loss) per basic common share:
   As reported                                 $    .21          $    .13          $    .02
   Pro forma                                   $    .19          $    .12          $   (.01)
Income per diluted common share:
   As reported                                 $    .21          $    .13          $    .02
   Pro forma                                   $    .19          $    .12          $   (.01)

     As of August 27, 2006, there were 46,833 options outstanding with exercise prices between $1.22 and $1.44, 84,666 options outstanding with exercise prices between $2.00 and $2.94, 118,000 shares with exercise prices between $3.00 and $3.88 and 65,000 options outstanding with exercise prices between $4.13 and $5.50. At August 27, 2006, outstanding options had a weighted-average remaining contractual life of 5 years.

     The number of options exercisable as of August 27, 2006, August 28, 2005 and August 29, 2004 were 256,501, 232,416 and 319,500, respectively, at weighted average share prices of $3.16, $3.22, and $2.79 per share, respectively.

6.   INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                          Years Ended
             ------------------------------------
             August 27,   August 28,   August 29,
                2006         2005         2004
             ----------   ----------   ----------
Current:
   Federal    $     --     $     --     $(68,940)
   State         6,523           --           --
              --------     --------     --------
                 6,523           --      (68,940)
Deferred:
   Federal     332,905      177,877       94,501
   State        11,972       10,463        2,000
              --------     --------     --------
               344,877      188,340       96,501
              --------     --------     --------
   Total      $351,400     $188,340     $ 27,561
              ========     ========     ========

     A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

                                                            Years Ended
                                               ------------------------------------
                                               August 27,   August 28,   August 29,
                                                  2006         2005         2004
                                               ----------   ----------   ----------
Ordinary federal income tax statutory rate        34.0%        34.0%        34.0%
State income taxes net of federal tax effect       2.0          2.0          2.6
Other                                              2.0           --          (.6)
                                                  ----         ----         ----
Taxes provided                                    38.0%        36.0%        36.0%
                                                  ====         ====         ====

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

                                                      August 27, 2006   August 28, 2005
                                                      ---------------   ---------------
DEFERRED TAX ASSETS
Accrued liabilities                                     $   50,006        $   43,136
Inventory valuation accruals                                60,762            64,117
Net operating loss carryforwards                         1,266,061         1,542,366
Tax credit carryforwards                                   459,324           459,324
Other                                                      160,507           183,953
                                                        ----------        ----------
                                                         1,996,660         2,292,896
DEFERRED TAX LIABILITIES
Tax depreciation and amortization greater than book       (542,272)         (495,809)
                                                        ----------        ----------
Net Deferred Tax Asset                                  $1,454,388        $1,797,087
                                                        ==========        ==========

     The Company determined that it was more likely than not that it will be able to generate taxable income in the future to offset these deductions and carryforwards.

     As of August 27, 2006, the Company had federal net operating loss carryforwards of approximately $3.6 million expiring in 2009-2025. Also as of August 27, 2006, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

7.   EMPLOYEE BENEFITS

     The Company maintains a 401(k) profit sharing and retirement savings plan that all employees are eligible to participate in. Contributions charged to operations for profit sharing and 401(k) matching contributions for fiscal 2006, 2005, and 2004, were $175,595, $155,529 and $88,788, respectively.

8.   INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

     The Company had sales to one customer that exceeded 10 percent of total sales during fiscal years 2006, 2005 and 2004 as listed below:

    2006          2005          2004
-----------   -----------   ----------
$13,103,000   $13,193,000   $9,107,000

     The Company had accounts receivable from its largest customer of $1,734,000 and $1,421,000 at August 27, 2006 and August 28, 2005, respectively.

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                             2006         2005         2004
                                          ----------   ----------   ----------
Net Income                                $  573,337   $  334,826   $   48,996
                                          ==========   ==========   ==========
Denominator for earnings per share:
   Weighted average shares;
      denominator for basic earnings
      per share                            2,677,795    2,577,533    2,554,489
   Effect of dilutive securities;
      employee and non-employee options       41,225       64,487       70,749
                                          ----------   ----------   ----------
   Dilutive common shares;
      denominator for diluted earnings
      per share                            2,719,020    2,642,020    2,625,238
                                          ==========   ==========   ==========
Basic income per share                    $      .21   $      .13   $      .02
                                          ==========   ==========   ==========
Dilutive income per share                 $      .21   $      .13   $      .02
                                          ==========   ==========   ==========

10.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2006 fourth quarter did not show an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.

     The Company recorded $33,063 of deferred financing costs incurred in connection with the mortgages described in Note 3. The costs are being amortized over five years on a straight-line basis with the Company incurring approximately $6,600 of amortization expense for each of the years August 27, 2006 and August 28, 2005, respectively.

WSI INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                BALANCE AT       ADDITIONS                    BALANCE AT
                                 BEGINNING       CHARGED TO                     END OF
         DESCRIPTION             OF PERIOD   COST AND EXPENSES   DEDUCTIONS     PERIOD
-----------------------------   ----------   -----------------   ----------   ----------
Reserves deducted from assets
   to which it applies:
   ALLOWANCE FOR DOUBTFUL
      ACCOUNTS:
   Year ended August 29, 2004    $ 10,735         $     0         $    661     $ 10,074
                                 ========         =======         ========     ========
   Year ended August 28, 2005    $ 10,074         $     0         $      0     $ 10,074
                                 ========         =======         ========     ========
   Year ended August 27, 2006    $ 10,074         $     0         $      0     $ 10,074
                                 ========         =======         ========     ========
   ALLOWANCE FOR EXCESS OR
      OBSOLETE INVENTORY:
   Year ended August 29, 2004    $422,930         $     0         $ 13,681     $409,249
                                 ========         =======         ========     ========
   Year ended August 28, 2005    $409,249         $31,890         $267,183     $173,956
                                 ========         =======         ========     ========
   Year ended August 27, 2006    $173,956         $13,455         $ 18,629     $168,782
                                 ========         =======         ========     ========

The deduction in fiscal 2005 resulted from the disposal of obsolete inventory. The deductions in 2004 and 2006 were primarily from sales of obsolete inventory.