Form 10QSB
period 2006-11-26
WSI INDUSTRIES, INC.
filed 2007-01-08
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 26, 2006

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

               ___________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,682,630 shares of common stock were outstanding as of December 31, 2006.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 November 26, 2006 (Unaudited) and August 27, 2006            3

                 Condensed Consolidated Statements of Income Thirteen
                 weeks ended November 26, 2006 and November 27, 2005
                 (Unaudited)                                                  4

                 Condensed Consolidated Statements of Cash Flows
                 Thirteen weeks ended November 26, 2006 and
                 November 27, 2005 (Unaudited)                                5

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                              6 - 8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition or Plan of Operation                          9 - 12

         Item 3. Controls and Procedures                                     13

PART II. OTHER INFORMATION:

         Item 6. Exhibits                                                    13

         Signatures                                                          13

Part I. Financial Information

     Item I. Financial Statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         NOVEMBER 26, 2006   AUGUST 27, 2006
                                                         -----------------   ---------------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                             $ 1,742,151        $ 1,282,717
      Accounts receivable                                     1,933,190          2,347,494
      Inventories                                             1,323,402          1,223,842
      Prepaid and other current assets                           93,022            115,239
      Deferred tax assets                                       127,221            133,448
                                                            -----------        -----------
         Total Current Assets                                 5,218,986          5,102,740
                                                            -----------        -----------
      Property, Plant and Equipment - Net                     3,493,081          3,602,583
                                                            -----------        -----------
      Deferred tax assets                                     1,246,952          1,320,940
                                                            -----------        -----------
      Intangible assets, net                                  2,384,432          2,386,085
                                                            -----------        -----------
                                                            $12,343,451        $12,412,348
                                                            ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Trade accounts payable                                $ 1,366,004        $ 1,129,190
      Accrued compensation and employee withholdings            367,670            531,537
      Miscellaneous accrued expenses                             71,532            174,462
      Current portion of long-term debt                         382,203            376,116
                                                            -----------        -----------
         Total Current Liabilities                            2,187,409          2,211,305
                                                            -----------        -----------
   Long-term debt, less current portion                       2,612,195          2,709,768
                                                            -----------        -----------
   STOCKHOLDERS' EQUITY:
      Common stock, par value $.10 a share; authorized
         10,000,000 shares; issued and outstanding
         2,680,630 shares                                       268,063            268,063
         Capital in excess of par value                       2,145,676          2,129,167
      Retained earnings                                       5,130,108          5,094,045
                                                            -----------        -----------
         Total Stockholders' Equity                           7,543,847          7,491,275
                                                            -----------        -----------
                                                            $12,343,451        $12,412,348
                                                            ===========        ===========

See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             13 weeks ended
                                                 -------------------------------------
                                                 November 26, 2006   November 27, 2005
                                                 -----------------   -----------------
Net sales                                            $4,129,379          $4,170,200
Cost of products sold                                 3,418,115           3,446,117
                                                     ----------          ----------
   Gross margin                                         711,264             724,083
Selling and administrative expense                      462,244             406,944
Interest and other income                               (16,215)             (8,802)
Interest and other expense                               44,932              38,279
                                                     ----------          ----------
Earnings from operations before income taxes            220,303             287,662
Income tax expense                                       83,715             109,312
                                                     ----------          ----------
Net earnings                                         $  136,588          $  178,350
                                                     ==========          ==========
Basic earnings per share                             $      .05          $      .07
                                                     ==========          ==========
Diluted earnings per share                           $      .05          $      .07
                                                     ==========          ==========
Cash dividend per share declared                     $    .0375          $    .0375
                                                     ==========          ==========
Weighted average number of common shares              2,680,630           2,672,630
                                                     ==========          ==========
Weighted average number of common and dilutive
   potential common shares                            2,715,376           2,726,181
                                                     ==========          ==========

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      13 weeks ended
                                                          -------------------------------------
                                                          November 26, 2006   November 27, 2005
                                                          -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                               $  136,588          $  178,350
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation                                            113,158             171,643
         Amortization                                              1,653               1,653
         Deferred taxes                                           80,215             109,312
         Stock option compensation expense                        16,509                  --
      Changes in assets and liabilities:
         Decrease in accounts receivable                         414,304             404,299
         Increase in inventories                                 (99,560)           (102,255)
         Decrease in prepaid expenses                             22,217              23,000
         Increase (decrease) in accounts payable and
            accrued expenses                                     (29,983)            (40,258)
                                                              ----------          ----------
      Net cash provided by operations                            655,101             745,744
                                                              ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                      (3,656)            (24,027)
                                                              ----------          ----------
         Net cash used in investing activities                    (3,656)            (24,027)
                                                              ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                    (91,486)            (78,516)
   Dividends paid                                               (100,525)                 --
                                                              ----------          ----------
      Net cash used in financing activities                     (192,011)            (78,516)
                                                              ----------          ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        459,434             643,201
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 1,282,717             937,575
                                                              ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD          $1,742,151          $1,580,776
                                                              ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                $   45,154          $   38,504
      Income taxes                                            $    3,500          $      900
   Non-cash investing and financing activities:
      Acquisition of equipment through capital lease          $       --          $  182,879
      Dividends payable                                       $       --          $  100,225

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          The condensed consolidated balance sheet as of November 26, 2006, the condensed consolidated statements of income for the thirteen weeks ended November 26, 2006 and November 27, 2005 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

          The condensed consolidated balance sheet at August 27, 2006 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.   DEBT AND LINE OF CREDIT:

          Effective January 1, 2007, the Company has renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank's prime rate. The credit agreement contains restrictive provisions concerning yearly capital expenditures, maximum debt to net worth and minimum current ratios, as well a minimum debt service coverage ratio. The Company is in compliance with all of the provisions. The credit agreement is secured by all non-real property assets of the Company and expires January 31, 2008.

3.   INVENTORIES

          Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $155,584 and $168,782 at November 26, 2006 and August 27, 2006, respectively.

                 November 26,   August 27,
                     2006          2006
                 ------------   ----------
Raw material      $  569,596    $  569,799
WIP                  414,517       380,521
Finished goods       339,289       273,522
                  ----------    ----------
                  $1,323,402    $1,223,842
                  ==========    ==========

     The Company did not dispose of any significant inventory during the quarter ended November 26, 2006 and therefore there was no material effect on gross margin from any dispositions.

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

          The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company's facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended November 26, 2006 and November 27, 2005, respectively. Accumulated amortization on the deferred financing costs amounted to $17,082 and $15,429 at November 26, 2006 and August 27, 2006, respectively.

5.   EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                Thirteen weeks ended
                                            ---------------------------
                                            November 26,   November 27,
                                                2006           2005
                                            ------------   ------------
Numerator for earnings per share:
   Net earnings                              $  136,588     $  178,350
                                             ==========     ==========
Denominator:
   Denominator for basic earnings
      per share - weighted average shares     2,680,630      2,672,630
Effect of dilutive securities:
Employee and non-employee options                34,746         53,551
                                             ----------     ----------
   Denominator for diluted earnings
      per share                               2,715,376      2,726,181
                                             ==========     ==========
Basic earnings per share                     $      .05     $      .07
                                             ==========     ==========
Diluted earnings per share                   $      .05     $      .07
                                             ==========     ==========

6.   STOCK BASED COMPENSATION

     Effective August 28, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before August 28, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to August 28, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. For the three months ended November 26, 2006, the Company recognized share based compensation cost of $16,509, which is included in selling and administrative expense.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the three months ended November 27, 2005:

                                                       November 27,
                                                           2005
                                                       ------------
Net income                                               $178,350
Deduct: Total stock-based compensation
   expensed determined under fair value based
   method for all awards, net of related tax effects      (12,966)
                                                         --------
Pro forma net income                                     $165,384
                                                         ========
Basic and diluted net income per share:
   As reported                                           $    .07
                                                         ========
   Pro forma                                             $    .06
                                                         ========

     SFAS No. 123 (R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost because of our net operating loss position, the change will have no immediate impact on our consolidated financial statements.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                       or

                                PLAN OF OPERATION

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

     The Company's allowance for obsolete inventory consists of the following at November 26, 2006 and August 27, 2006:

                              November 26,   August 27,
                                  2006          2006
                              ------------   ----------
Obsolete finished goods         $ 86,187      $ 87,917
Obsolete work-in-process           6,900         6,900
Cost exceeding market value       62,497        73,965
                                --------      --------
                                $155,584      $168,782

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

Results of Operations:

     Net sales were $4,129,000 for the quarter ending November 26, 2006, a decrease of 1% from the same period of the prior year. Sales from the Company's ATV and motorcycle markets were $3,341,000 and $3,561,000 for the quarters ended November 26, 2006 and November 27, 2005, respectively. The 6% decrease in sales in the quarter ended November 26, 2006 as compared to November 27, 2005 came primarily from lower sales in the ATV market.

     Sales from the Company's aerospace and defense markets totaled $481,000 and $454,000 for the quarters ended November 26, 2006 and November 27, 2005, respectively. The Company believes that these increases are not as a result of significant change in a customer or product requirement, but rather as a result from a general increase in the level of business with the Company's customers in these markets.

     Sales from the Company's biosciences market totaled $239,000 for the quarter ended November 26, 2006, as compared to the prior year quarter's amount of $78,000. The increase is attributable to the further implementation of the partnering arrangement announced in June 2005.

     Sales from the Company's other revenue markets amounted to $68,000 and $77,000 for the quarters ended November 26, 2006 and November 27, 2005, respectively. The Company's other revenue markets consist primarily of computer components and small engine parts.

     Gross margin for both quarters ended November 26, 2006 and November 25, 2005 was 17%. Gross margin for each of the Company's major markets at November 26, 2006 was comparable to the gross margin for each of such markets in the prior year quarter.

     Selling and administrative expense of $462,000 for the quarter ending November 26, 2006 was $55,000 higher than in the prior year quarter. Fiscal 2006 first quarter selling and administrative expense was negatively affected by $16,500 in costs associated with the SFAS 123(R) requirement to include the expensing of stock option compensation in the Condensed Consolidated Statements of Income (see Footnote 6). The quarter also had higher payroll compensation the fiscal 2006 first quarter.

     Interest expense in the first quarter of fiscal 2007 was $45,000 compared to $38,000 in first quarter of fiscal 2006.

     The Company recorded income tax expense at an effective tax rate of 38% for the quarters ended November 26, 2006 and November 27, 2005, respectively.

Liquidity and Capital Resources:

     On November 26, 2006, working capital was $3,032,000 compared to $2,891,000 at August 27, 2006. The ratio of current assets to current liabilities at November 26, 2006 was 2.39 to 1.0 compared to 2.31 to 1.0 at August 27, 2006. The improvement in both measurements is attributable to the generation of cash from operations in the Company's fiscal 2007 first quarter. The Company's cash balance increased $459,000 during the first quarter of fiscal 2007 which was derived primarily from collections of accounts receivable.

     As discussed in the Notes to Condensed Consolidated Financial Statements, effective January 1, 2007, subsequent to the end of the fiscal 2007 first quarter, the Company renewed its $1,000,000 revolving credit agreement with its bank. Interest on amounts borrowed under the new agreement is at prime.

     It is the Company's belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the end of calendar year 2007.

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

PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS

     A.   The following exhibits are included herein:

Exhibit 10.1   Amendment and Modification of Revolving Line of Credit dated
               January 1, 2007 between the Company and Excel Bank.

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

                                        WSI INDUSTRIES, INC.


Date: January 5, 2007                   /s/ Michael J. Pudil
                                        ----------------------------------------
                                        Michael J. Pudil, President & CEO


Date: January 5, 2007                   /s/ Paul D. Sheely
                                        ----------------------------------------
                                        Paul D. Sheely, Vice President,
                                        Finance & CFO