Form 10QSB
period 2007-02-25
WSI INDUSTRIES, INC.
filed 2007-03-28
CIK 104897

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the quarterly period ended                February 25, 2007
                               -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the transition period from                         to
                                -----------------------  -----------------------

Commission File Number              0-619
                       ---------------------------------------

                              WSI Industries, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer, as Specified in Its Charter)


             Minnesota                                        41-0691607
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I. R. S. Employer
    incorporation of organization)                        Identification No.)

         213 Chelsea Road
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

         Yes    X          No
            --------         --------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes               No    X
            --------         --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,698,519 shares of common stock were outstanding as of March 23, 2007.


================================================================================

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                                                Page No.
                                                                                                -------


PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets February 25, 2007(Unaudited)
                  and August 27, 2006                                                                  3

                  Condensed Consolidated Statements of Income
                  Thirteen and Twenty-Six weeks ended February 25, 2007
                  and February 26, 2006 (Unaudited)                                                    4

                  Condensed Consolidated Statements of Cash Flows
                  Twenty-Six weeks ended February 25, 2007
                  and February 26, 2006 (Unaudited)                                                    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                   6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           9 - 12

         Item 4.  Controls and Procedures                                                             13

PART II.  OTHER INFORMATION:

         Item 4. Submission of Matters to a Vote of the Security Holders                              13

         Item 6.  Exhibits                                                                            14

         Signatures                                                                                   14

Part I.   Financial Information

         Item I.  Financial Statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               FEBRUARY 25,           AUGUST 27,
ASSETS                                                                             2007                  2006
------                                                                             ----                  ----
      CURRENT ASSETS:
           Cash and cash equivalents                                         $   1,371,970         $   1,282,717
           Accounts receivable                                                   2,712,135             2,347,494
           Inventories                                                           1,281,032             1,223,842
           Prepaid and other current assets                                         75,721               115,239
           Deferred tax assets                                                     152,352               133,448
                                                                             -------------         -------------
               Total Current Assets                                              5,593,210             5,102,740
                                                                             -------------         -------------

      Property, Plant and Equipment -- Net                                       3,612,229             3,602,583
                                                                             -------------         -------------

      Deferred tax assets                                                        1,127,377             1,320,940
                                                                             -------------         -------------

      Intangible assets, net                                                     2,382,779             2,386,085
                                                                             -------------         -------------

                                                                             $  12,715,595         $  12,412,348
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Trade accounts payable                                            $   1,522,510         $   1,129,190
           Accrued compensation and employee withholdings                          435,930               531,537
           Miscellaneous accrued expenses                                           37,181               174,462
           Current portion of long-term debt                                       417,182               376,116
                                                                             -------------         -------------
               Total Current Liabilities                                         2,412,803             2,211,305
                                                                             -------------         -------------

      Long term debt, less current portion                                       2,672,028             2,709,768
                                                                             -------------         -------------


      STOCKHOLDERS' EQUITY:
           Common stock, par value $.10 a share; authorized
               10,000,000 shares; issued and outstanding
               2,698,519 shares and 2,680,630, respectively                        269,852               268,063
           Capital in excess of par value                                        2,202,319             2,129,167
           Prepaid stock compensation                                              (26,025)                    -
           Retained earnings                                                     5,184,618             5,094,045
                                                                             -------------         -------------
               Total Stockholders' Equity                                        7,630,764             7,491,275
                                                                             -------------         -------------
                                                                             $  12,715,595         $  12,412,348
                                                                             =============         =============


See notes to condensed consolidated financial statements

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       13 weeks ended                        26 weeks ended
                                            ---------------------------------       -------------------------------
                                              February 25,       February 26,       February 25,      February 26,
                                                  2007               2006                 2007            2006
                                            --------------      -------------       -------------      ------------
Net sales                                   $    4,440,158      $   3,573,617       $   8,569,537    $    7,743,817

Cost of products sold                            3,669,393          3,043,416           7,087,508         6,489,533
                                            --------------      -------------       -------------    --------------

Gross margin                                       770,765            530,201           1,482,029         1,254,284

Selling and administrative expense                 510,212            383,866             972,456           790,811
Interest and other income                          (33,363)           (10,930)            (49,578)          (19,732)
Interest expense                                    43,353             45,188              88,285            83,466
                                            --------------      -------------       -------------      ------------
Earnings from operations
  before income taxes                              250,563            112,077             470,866           399,739

Income tax expense                                  95,214             42,589             178,929           151,901
                                            --------------      -------------       -------------    --------------

Net earnings                                $      155,349      $      69,488       $     291,937    $      247,838
                                            ==============      =============       =============    ==============

Basic earnings per share                    $          .06      $         .03       $         .11    $          .09
                                            ==============      =============       =============    ==============

Diluted earnings per share                  $          .06      $         .03       $         .11    $          .09
                                            ==============      =============       =============    ==============

Cash dividend per share                     $        .0375      $       .0375       $        .075    $         .075
                                            ==============      =============       =============    ==============

Weighted average number of
  common shares                                  2,686,567          2,677,289           2,683,599         2,674,960
                                            ==============      =============       =============    ==============

Weighted average number of
  common and dilutive potential
  common shares                                  2,717,049          2,720,546           2,716,213         2,722,588
                                            ==============      =============       =============    ==============




See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    26 weeks ended
                                                                             -----------------------------
                                                                              February 25,    February 26,
                                                                                  2007            2006
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $     291,937     $     247,838
         Adjustments to reconcile net earnings to net cash
              provided by operating activities:
              Depreciation                                                       227,439           342,245
              Amortization                                                         3,306             3,306
              Gain on disposal of equipment                                      (18,000)                -
              Deferred taxes                                                     174,659           151,901
              Stock option compensation expense                                   34,511                 -
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        (364,641)           71,268
              (Increase) decrease in inventories                                 (57,190)           49,053
              Decrease in prepaid expenses                                        39,518            27,124
              Decrease (increase) in accounts payable
                and accrued expenses                                             160,432          (319,309)
                                                                           -------------     --------------
         Net cash provided by operations                                         491,971           573,426
                                                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of equipment                                             18,000                 -
     Purchase of property, plant and equipment                                   (45,630)          (47,302)
                                                                           --------------    --------------
         Net cash used in investing activities                                   (27,630)          (47,302)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                                      14,405            23,500
     Payments of long-term debt                                                 (188,129)         (160,384)
     Dividends paid                                                             (201,364)         (200,524)
                                                                           --------------    --------------

         Net cash used in financing activities                                  (375,088)         (337,408)
                                                                           --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              89,253           188,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,282,717           937,575
                                                                           -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD                       $   1,371,970    $    1,126,291
                                                                           =============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                          $      88,726     $      83,914
         Income taxes                                                      $       4,270     $         900
     Non cash investing and financing activities:
         Acquisition of equipment through capital lease                    $     191,455     $     182,879


See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  The condensed consolidated balance sheet as of February 25, 2007, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 25, 2007 and February 26, 2006 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

3.       INVENTORIES

                  Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $171,471 and $168,782 at February 25, 2007 and August 27, 2006, respectively.


                                                     February 25,                  August 27,
                                                         2007                        2006
                                                         ----                        ----

         Raw material                              $     531,099                $    569,799
         WIP                                             391,303                     380,521
         Finished goods                                  358,630                     273,522
                                                     ------------               -------------
                                                   $   1,281,032                $  1,223,842
                                                   ==============               =============

         The Company did not dispose of any significant inventory during the quarter ended February 25, 2007 and therefore there was no material effect on gross margin from any dispositions.

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

                   The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company's facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended February 25, 2007 and February 26, 2006, respectively. Accumulated amortization on the deferred financing costs amounted to $18,735 and $15,429 at February 25, 2007 and August 27, 2006, respectively.

5.       EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share:

                                                               Thirteen weeks ended            Twenty- Six weeks ended
                                                          ------------------------------     ---------------------------
                                                           February 25,     February 26,     February 25    February 26,
                                                                   2007             2006            2007            2006
                                                                   ----             ----            ----            ----
         Numerator for basic and diluted
            earnings per share:
              Net earnings                                $     155,349    $      69,488     $   291,937    $    247,838
                                                          =============    =============     ===========    ============

         Denominator
              Denominator for basic earnings
              per share -- weighted average shares            2,686,567        2,677,289       2,683,599       2,674,960
                                                          =============    =============     ===========       =========

         Effect of dilutive securities:
         Employee and non-employee options                       30,482           43,257          32,614          47,628
                                                          =============    =============     ===========    ============

              Dilutive common shares
              Denominator for diluted earnings
              Per share                                       2,717,049        2,720,546       2,716,213       2,722,588
                                                          =============    =============     ===========    ============

         Basic earnings per share                         $         .06    $         .03     $       .11    $        .09
                                                          =============    =============     ===========    ============

         Diluted earnings per share                       $         .06    $         .03     $       .11    $        .09
                                                          =============    =============     ===========    ============


6.     STOCK BASED COMPENSATION

       Effective August 28, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before August 28, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion

        No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to August 28, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. For the thirteen and twenty-six weeks ended February 25, 2007, the Company recognized share based compensation cost of $18,002 and $34,511, respectively. The compensation cost is included in selling and administrative expense.

        The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the thirteen and twenty-six weeks ended February 26, 2006:


                                                                     Thirteen Weeks         Twenty-Six Weeks
                                                                     --------------         ----------------
Net income                                                             $   69,488              $   247,838
Deduct:  Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects        (12,966)                  (25,932)
                                                                       ----------              ------------

Pro forma net income                                                   $   56,522              $    221,906
                                                                       ==========              ============
Basic and diluted net income per share:
      As reported                                                      $      .03              $        .09
                                                                       ==========              ============
      As reported                                                      $      .02              $        .08
                                                                       ==========              ============


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

       The Company granted shares of restricted stock to various employees during the quarter. The restricted stock vests over three years, however the grantees of the restricted stock are entitled to receive dividends which also vest yearly and to voting rights for the shares. The shares are accounted for under SFAS No. 123(R) as expense over the period that they vest. The shares are also reflected in stockholder's equity as prepaid stock compensation which is calculated at the value of the shares at the date of the grant.

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

         The Company's allowance for obsolete inventory consists of the following at February 25, 2007 and August 27, 2006:

                                                 February 25, 2007                  August 27, 2006
                                                 -----------------                  ---------------
Obsolete finished goods                                    $99,177                          $87,917
Obsolete work-in-process                                     6,900                            6,900
Cost exceeding market value                                 65,394                           73,965
                                                            ------                           ------
                                                          $171,471                         $168,782

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

Results of Operations:

         Net sales were $4,440,000 for the quarter ending February 25, 2007, an increase of 24% or $867,000 from the same period of the prior year. Year-to-date sales in fiscal 2007 are $8,570,000 compared to $7,744,000 in the prior year which equates to an 11 % increase.

         Sales from the Company's recreational vehicle market amounted to $3,528,000 and $2,838,000 for the quarter ended February 25, 2007 and February 26, 2006, respectively. Year to date sales for the Company's recreational vehicle market were $6,870,000 and $6,399,000 for the six months ended February 25, 2007 and February 26, 2006, respectively. Sales were higher for the quarter ended February 25, 2007 as the Company experienced higher sales in both the Company's ATV market as well as the Company's motorcycle market. Year to date sales also showed an increase in both markets in fiscal 2007.

         Sales from the Company's aerospace and defense markets amounted to $554,000 and $564,000 for the quarter ended February 25, 2007 and February 26, 2006, respectively. Year to date sales for the Company's aerospace and defense markets were $1,053,000 and $1,032,000 for the six months ended February 25, 2007 and February 26, 2006, respectively. The Company believes that the changes from the prior year's sales totals are not significant.

         Sales from the Company's biosciences market totaled $323,000 and $117,000 for the quarter ended February 25, 2007 and February 26, 2006, respectively. Year to date sales for the biosciences market were $590,000 and $190,000 for the six months ended February 25, 2007 and February 26, 2006, respectively. The increase is attributable to the further implementation of the partnering arrangement announced in June 2005.

         Sales from the Company's other revenue markets are under 1% of total sales in the current year and are immaterial to the Company's revenues as a whole.

         Gross margin increased to 17% for the quarter ending February 25, 2007 versus 15% in the year ago period. The increase in gross margin is attributable to the higher volumes in the recreational vehicle markets as described previously. Year-to-date gross margins were 17% and 16% for the six-month periods ending February 25, 2007 and February 26, 2006, respectively with the higher recreational vehicle market volumes being the primary reason for the increase.

         No significant sales of obsolete inventory items occurred during the year to date periods ending February 25, 2007 and February 26, 2006. Correspondingly, no significant gross margin was realized from any of those sales.

         Selling and administrative expense of $510,000 for the quarter ending February 25, 2007 was $126,000 higher than in the prior year period due primarily to higher compensation and professional service expense. Year to date selling and administrative expense of $972,000 was $182,000 higher than the comparable prior year period due to the same reasons.

         Interest expense in the second quarter of fiscal 2007 was $43,000, which was $2,000 less than the second quarter of fiscal 2006 amount of $45,000. Year-to-date interest expense for fiscal 2007 of $88,000 was higher than the prior year-to-date amount by $5,000.

         The Company recorded income tax expense at an effective tax rate of 38% for the quarter and year to date periods ended February 25, 2007 and February 26, 2006.

Liquidity and Capital Resources:

         On February 25, 2007, working capital was $3,180,000 compared to $2,891,000 at August 27, 2006. The ratio of current assets to current liabilities at February 25, 2007 and August 27, 2006 was 2.32 to 1.0 and 2.31 to 1.0, respectively. The improvement in working capital resulted from the generation of cash from operations as well as in increase in accounts receivable.

         As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit facility with its bank during the fiscal 2007 second quarter. Interest on the new agreement is at prime.

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


PART II.  OTHER INFORMATION:

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of the Company Stockholders was held on January 4, 2007. Of the 2,680,630 shares were issued and outstanding and entitled to vote at the close of business on November 7, 2006 shareholders holding 2,537,952 shares were present at the meeting either in person or by proxy. The following describes the matters considered by the Company's shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

                  A. To elect five (5) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

                  Name of Nominee
                  Paul Baszucki          For     2,496,639    Against     41,313
                  Melvin L. Katten       For     2,493,208    Against     44,744
                  George J. Martin       For     2,490,539    Against     47,413
                  Eugene J. Mora         For     2,487,266    Against     50,686
                  Michael J. Pudil       For     2,498,232    Against     39,720

                  Each director nominee was elected by the shareholders.

                  B. To approve appointment of Schechter Dokken Kanter Andrews &
                     Selcer Ltd as independent auditors.

                  For    2,515,250      Against    12,350      Abstain   10,352

                  The shareholders approved the appointment.

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

                                   WSI INDUSTRIES, INC.


Date:  March 26, 2007              /s/ Michael J. Pudil
                                   ---------------------------------------------
                                   Michael J. Pudil, President & CEO



Date:  March 26, 2007              /s/ Paul D. Sheely
                                   ---------------------------------------------
                                   Paul D. Sheely, Vice President, Finance & CFO