Form 10QSB
period 2007-05-27
WSI INDUSTRIES, INC.
filed 2007-06-28
CIK 104897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 27, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission File Number 0-619

                              WSI Industries, Inc.
       (Exact name of small business issuer, as specified in its charter)

               Minnesota                                          41-0691607
     (State or other jurisdiction of                            (IRS Employer
     incorporation of organization)                          Identification No.)

            213 Chelsea Road
         Monticello, Minnesota                                      55362
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

     2,722,046 shares of common stock were outstanding as of June 22, 2007.

                              WSI INDUSTRIES, INC.

                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets May 27, 2007
           (Unaudited) and August 27, 2006                                     3

           Condensed Consolidated Statements of Operations
           Thirteen and Thirty-nine weeks ended May 27, 2007 and
           May 28, 2006 (Unaudited)                                            4

           Condensed Consolidated Statements of Cash Flows
           Thirty-nine weeks ended May 27, 2007 and
           May 28, 2006 (Unaudited)                                            5

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                     6 - 8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9 - 13

   Item 3. Controls and Procedures                                            13

PART II. OTHER INFORMATION:

   Item 6. Exhibits                                                           14

   Signatures                                                                 14

Part I. Financial Information

     Item 1. Financial Statements

                               WSI INDUSTRIES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         AUGUST 27,
                                                         MAY 27, 2007       2006
                                                         ------------   -----------
ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents                          $ 1,295,085    $ 1,282,717
      Accounts receivable                                  2,918,850      2,347,494
      Inventories                                          1,448,507      1,223,842
      Prepaid and other current assets                        97,685        115,239
      Deferred tax assets                                    143,627        133,448
                                                         -----------    -----------
          Total Current Assets                             5,903,754      5,102,740
                                                         -----------    -----------
   Property, Plant and Equipment - Net                     4,133,852      3,602,583
                                                         -----------    -----------
   Deferred tax assets                                     1,003,581      1,320,940
                                                         -----------    -----------
   Intangible assets, net                                  2,381,126      2,386,085
                                                         -----------    -----------
                                                         $13,422,313    $12,412,348
                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Trade accounts payable                             $ 1,618,873    $ 1,129,190
      Accrued compensation and employee withholdings         519,240        531,537
      Miscellaneous accrued expenses                          61,409        174,462
      Current portion of long-term debt                      473,346        376,116
                                                         -----------    -----------
         Total Current Liabilities                         2,672,868      2,211,305
                                                         -----------    -----------
   Long term debt, net of current portion                  3,055,899      2,709,768
                                                         -----------    -----------
   STOCKHOLDERS' EQUITY:
      Common stock, par value $.10 a share; authorized
         10,000,000 shares; issued and outstanding
         2,722,046 and 2,680,630 shares, respectively        272,205        268,063
      Capital in excess of par value                       2,135,013      2,129,167
      Prepaid stock compensation                             (26,025)            --
      Retained earnings                                    5,312,353      5,094,045
                                                         -----------    -----------
          Total Stockholders' Equity                       7,693,546      7,491,275
                                                         -----------    -----------
                                                         $13,422,313    $12,412,348
                                                         ===========    ===========

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          13 weeks ended             39 weeks ended
                                     -----------------------   -------------------------
                                       May 27,      May 28,      May 27,       May 28,
                                        2007         2006          2007          2006
                                     ----------   ----------   -----------   -----------
Net sales                            $5,237,690   $4,215,323   $13,807,227   $11,959,139

Cost of products sold                 4,248,881    3,446,944    11,336,389     9,936,477
                                     ----------   ----------   -----------   -----------
Gross margin                            988,809      768,379     2,470,838     2,022,662

Selling and administrative expense      582,566      459,399     1,555,023     1,250,210
Interest and other income               (14,494)     (12,260)      (64,072)      (31,992)
Interest expense                         51,493       43,809       139,777       127,275
                                     ----------   ----------   -----------   -----------
Earnings from operations
   before income taxes                  369,244      277,431       840,110       677,169

Income tax expense                      140,313      105,423       319,242       257,324
                                     ----------   ----------   -----------   -----------
Net earnings                         $  228,931   $  172,008   $   520,868   $   419,845
                                     ==========   ==========   ===========   ===========
Basic earnings per share             $      .08   $      .06   $       .19   $       .16
                                     ==========   ==========   ===========   ===========
Diluted earnings per share           $      .08   $      .06   $       .19   $       .15
                                     ==========   ==========   ===========   ===========
Cash dividend per share              $    .0375   $    .0375   $     .1125   $     .1125
                                     ==========   ==========   ===========   ===========
Weighted average number of
   common shares                      2,706,792    2,680,630     2,691,385     2,676,850
                                     ==========   ==========   ===========   ===========
Weighted average number of
   common and dilutive potential
   common shares                      2,768,480    2,722,050     2,733,635     2,722,409
                                     ==========   ==========   ===========   ===========

See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               39 weeks ended
                                                          -----------------------
                                                            May 27,      May 28,
                                                             2007         2006
                                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                           $  520,868   $  419,845
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation                                        365,380      456,702
         Amortization                                          4,959        4,959
         Gain on disposal of equipment                       (18,000)          --
         Deferred taxes                                      307,180      257,324
         Stock option compensation expense                    48,192           --
      Changes in assets and liabilities:
         Increase in accounts receivable                    (571,356)    (215,762)
         Increase in inventories                            (224,665)    (196,128)
         (Increase) decrease in prepaid expenses              17,554      (15,091)
         Increase in accounts payable
            and accrued expenses                             285,699      172,902
                                                          ----------   ----------
      Net cash provided by operations                        735,811      884,751
                                                          ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of equipment                           18,000           --
   Purchase of property, plant and equipment                (143,340)     (72,817)
                                                          ----------   ----------
      Net cash used in investing activities                 (125,340)     (72,817)
                                                          ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                               (309,948)    (244,215)
   Issuance of common stock                                   14,405       23,500
   Dividends paid                                           (302,560)    (301,049)
                                                          ----------   ----------
      Net cash used in financing activities                 (598,103)    (521,764)
                                                          ----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     12,368      290,170

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             1,282,717      937,575
                                                          ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF REPORTING PERIOD      $1,295,085   $1,227,745
                                                          ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                            $  139,867   $  127,264
      Income taxes                                        $    4,630   $    3,152
      Payroll taxes in cashless stock option exercise     $   78,634   $       --
   Non-cash investing and financing activities:
      Acquisition of machinery through capital lease      $  753,309   $  182,879

            See notes to condensed consolidated financial statements.

                              WSI INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          The condensed consolidated balance sheet as of May 27, 2007, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 27, 2007 and May 28, 2006 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.   INVENTORIES

          Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods. The following table breaks out the values in each category net of the inventory valuation allowances of $168,773 and $168,782 at May 27, 2007 and August 27, 2006, respectively.

                   May 27,    August 27,
                    2007         2006
                 ----------   ----------
Raw material     $  555,337   $  569,799
WIP                 510,645      380,521
Finished goods      382,525      273,522
                 ----------   ----------
                 $1,448,507   $1,223,842
                 ==========   ==========

     The Company did not dispose of any significant obsolete inventory during the quarter ended May 27, 2007 and therefore there was no material effect on gross margin from any dispositions.

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

          The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company's facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended May 27, 2007 and May 28, 2006, respectively. Accumulated amortization on the deferred financing costs amounted to $20,388 and $15,429 at May 27, 2007 and August 27, 2006,
     respectively.

4.   EARNINGS PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share:

                                           Thirteen weeks ended    Thirty-nine weeks ended
                                         -----------------------   -----------------------
                                           May 27,      May 28,      May 27,      May 28,
                                            2007         2006         2007         2006
                                         ----------   ----------   ----------   ----------
Numerator for basic and diluted
   earnings per share:
   Net earnings                          $  228,931   $  172,008   $  520,868   $  419,845
                                         ==========   ==========   ==========   ==========
Denominator
   Denominator for basic earnings
      per share - weighted average
      shares                              2,706,792    2,680,630    2,691,385    2,676,850
                                         ==========   ==========   ==========   ==========
Effect of dilutive securities:
Employee and non-employee options            61,688       41,420       42,250       45,559
                                         ==========   ==========   ==========   ==========
   Dilutive common shares
   Denominator for diluted earnings
      Per share                           2,768,480    2,722,050    2,733,635    2,722,409
                                         ==========   ==========   ==========   ==========
Basic earnings per share                 $      .08   $      .06   $      .19   $      .16
                                         ==========   ==========   ==========   ==========
Diluted earnings per share               $      .08   $      .06   $      .19   $      .15
                                         ==========   ==========   ==========   ==========

5.   STOCK BASED COMPENSATION

     Effective August 28, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before August 28, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to August 28, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. For the thirteen and thirty-nine weeks ended May 27, 2007, the Company recognized share based compensation cost of $13,681 and $48,192, respectively. The compensation cost is included in selling and administrative expense.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the thirteen and thirty-nine weeks ended May 28, 2006:

                                                Thirteen   Thirty-Nine
                                                 Weeks        Weeks
                                               ---------   -----------
Net income                                     $ 172,008    $419,845
Deduct: Total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects
                                                 (12,966)    (38,898)
                                               =========    ========
Pro forma net income                           $ 159,042    $380,947
                                               =========    ========
Basic and diluted net income per share:
   Proforma basic per share                    $     .06    $    .14
                                               =========    ========
   Proforma diluted per share                  $     .06    $    .14
                                               =========    ========

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

     The Company granted shares of restricted stock to various employees during the fiscal 2007 second quarter. The restricted stock vests over three years, however the grantees of the restricted stock are entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under SFAS No. 123(R) as expense over the period that they vest. The shares are also reflected in stockholder's equity as prepaid stock compensation which is calculated at the value of the shares at the date of the grant.

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

     The Company's allowance for obsolete inventory consists of the following at May 27, 2007 and August 27, 2006:

                              May 27, 2007   August 27, 2006
                              ------------   ---------------
Obsolete finished goods         $ 98,358         $ 87,917
Obsolete work-in-process           6,900            6,900
Cost exceeding market value       63,515           73,965
                                --------         --------
                                $168,773         $168,782

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

Results of Operations:

     Net sales were $5,238,000 for the quarter ending May 27, 2007 compared to $4,215,000 in the same period of the prior year. Year-to-date sales in fiscal 2007 were $13,807,000 compared to $11,959,000 in the prior year. Third quarter sales for fiscal 2007 were up 24% versus the prior year quarter due to the Company experiencing an increase in sales in both its ATV and motorcycle markets. The Company also recorded sales in its new energy market of $410,000. Year-to-date sales are up 15% versus the prior year with higher sales in both the Company's recreational vehicle, biosciences and energy markets.

     Sales from the Company's recreational vehicle market amounted to $4,078,000 and $3,437,000 for the quarters ended May 27, 2007 and May 28, 2006, respectively. Year-to-date sales for the Company's recreational vehicle market were $10,948,000 and $9,836,000 for the thirty-nine weeks ended May 27, 2007 and May 28, 2006, respectively. Sales for the quarter and year-to-date ended May 27, 2007 were higher due to sales increases from both the Company's ATV market and motorcycle markets. However, in its upcoming fiscal 2007 fourth quarter, the Company will incur a planned reduction in one of its product lines in its recreational vehicle market.

     Sales from the Company's aerospace and defense markets amounted to $511,000 and $472,000 for the quarter ended May 27, 2007 and May 28, 2006, respectively. Year-to-date sales for the Company's aerospace and defense markets were $1,582,000 and $1,504,000 for the thirty-nine weeks ended May 27, 2007 and May 28, 2006, respectively. The Company believes these increases are a result from a general increase in the level of the Company's aerospace and defense business with its current customers.

     Sales from the Company's biosciences market totaled $207,000 and $163,000 for the quarter ended May 27, 2007 and May 28, 2006, respectively. Year-to-date sales for the biosciences market were $797,000 and $352,000 for the nine months ended May 27, 2007 and May 28, 2006, respectively. The year-to-date increase is attributable to the further implementation of the partnering arrangement announced in June 2005.

     In March 2007, the Company announced that it had secured a new customer in the energy industry. In the fiscal 2007 third quarter, the Company sales from that customer were $410,000. Year-to-date sales in the energy industry are $433,000.

     Gross margin increased to 18.9% for the quarter ending May 27, 2007 versus 18.2% in the prior year quarter. The increase was related to higher sales volume, but was offset by start-up expenses incurred the energy industry product lines. Similarly, the year-to-date gross margin was 17.9% compared to 16.9% in the prior year.

     Selling and administrative expense was $583,000 for the quarter ending May 27, 2007, an increase of $123,000 over the prior year. Year-to-date selling and administrative expense of $1,555,000 was $305,000 higher than the comparable prior year period. Increases in both the current quarter and year-to-date periods are due to increased compensation as well as professional service costs. As referenced in Footnote 5, selling and administrative expense was also increased due to the adoption of FAS 123 (R) in fiscal 2007 with the Company recognizing $13,681 and $48,192 of stock option compensation expense in the quarter and year-to-date periods ended May 27, 2007, respectively.

     Interest expense in the third quarter of fiscal 2007 was $51,000 as compared to $44,000 in the prior year. Year-to-date interest expense for fiscal 2007 was $140,000 versus $127,000 in the prior year. Interest expense is up due to new capitalized leases entered into during the fiscal 2007 second and third quarters.

     The Company recorded income tax expense at an effective tax rate of 38% for the quarter and year to date periods ended May 27, 2007 and May 28, 2006.

Liquidity and Capital Resources

     On May 27, 2007, working capital was $3,231,000 compared to $2,891,000 at August 27, 2006. The increase in working capital is attributable primarily to an increase in the level of accounts receivable coming from the increased level of business. The ratio of current assets to current liabilities at May 27, 2007 was
2.21 to 1.0 compared to 2.31 to 1.0 at August 27, 2006.

     The Company renewed its $1,000,000 revolving credit facility with its bank during the Company's second quarter of fiscal 2007. Interest on the new agreement is at the bank's prime rate. At May 27, 2007, the Company did not have a balance owing under this revolving line of credit agreement nor had it borrowed any funds during fiscal 2007.

     The Company paid quarterly dividends of $.0375 per share of its common stock in each of the first three quarters of fiscal 2007 and 2006. The dividend payments for the first nine months of fiscal 2007 and fiscal 2006 totaled $303,000 and $301,000, respectively.

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

                                        WSI INDUSTRIES, INC.


Date: June 21, 2007                     /s/ Michael J. Pudil
                                        ----------------------------------------
                                        Michael J. Pudil, President & CEO


Date: June 21, 2007                     /s/ Paul D. Sheely
                                        ----------------------------------------
                                        Paul D. Sheely, Vice President,
                                        Finance & CFO