Form 10KSB
period 2007-08-26
WSI INDUSTRIES, INC.
filed 2007-11-21
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 26, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ended from                      to
Commission File No. 000-00619
WSI INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0691607 (I.R.S. Employer Identification No.)

213 Chelsea Rd
Monticello, Minnesota	55362
(Address of principal executing offices)	(Zip Code)
Registrant’s telephone number, including area code: (763) 295-9202
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common stock (par value $.10 per share)
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Issuer’s revenues for its most recent fiscal year: $18,808,260 for the fiscal year ended August 26, 2007.
The aggregate market value of the common shares held by non-affiliates of the Company on November 13, 2007 was approximately $14,536,534, based upon the closing sale price on that date of $5.29 as reported by The NASDAQ Capital Market.
Number of shares outstanding of the Company’s common stock, par value $0.10 per share, as of November 13, 2007 is 2,747,927.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 9, 2008, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-KSB.

PART I
Item 1. Description of Business.
WSI Industries, Inc. (the “Company”) makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These reports can be obtained by contacting the Company through its website at www.wsiindustries.com.
Overview
The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portions of Company revenues are derived from machining work for the aerospace/avionics/defense industries, recreational vehicles (ATV and motorcycle) markets, energy industry and bioscience industry.
Contract manufacturing constitutes the Company’s entire business.
Products and Services
The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials generally purchased by the Company, but occasionally supplied by the customer.
Sales and Marketing
The major markets served by the Company have been relatively stable in the past several years with sales growth coming primarily from the recreational vehicle market, and more recently in fiscal 2007, the energy and bioscience industries. Sales to the recreational vehicle market totaled approximately 76%, 81% and 84% of total sales in fiscal 2007, 2006 and 2005, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 10%, 12% and 11% of total sales in fiscal 2007, 2006 and 2005, respectively. Sales to the energy industry, which commenced in fiscal 2007, totaled approximately 8% of sales. Sales to the bioscience industry amounted to approximately 4% of total sales in each of fiscal 2007 and 2006, while they accounted for approximately less than 1% of total sales in fiscal years 2005.
The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.
Seasonality
Seasonal patterns in the Company’s business are reflections of the Company’s customers’ seasonal patterns since the Company’s business is that of a provider of manufacturing services.

Customers
Sales in excess of 10 percent of fiscal 2007 consolidated sales were made to Polaris Industries, Inc. and related entities in the amount of $14,099,000 or 75% of Company revenues for fiscal year 2007.
Backlog
Approximate dollar backlog at August 26, 2007, August 27, 2006 and August 28, 2005 was $10,298,000, $3,908,000 and $3,883,000, respectively. Backlog is not deemed to be any more significant for the Company than for other companies engaged in similar businesses. The Company believes that the level of backlog is not necessarily indicative of future yearly sale increases or decreases as order terms vary by customer as well as order requirements which can be modified.
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
Employees
At August 26, 2007, the Company had 68 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.
Foreign and Domestic Operations and Export Sales
The Company has no operations or any significant sales in any foreign country.
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

Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for the Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market, Inc. under the symbol “WSCI.”
As of November 13, 2007 there were 443 shareholders of record of the Company’s common stock.
The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2007:
First quarter	$3.41	$2.80
Second quarter	3.47	2.94
Third quarter	5.22	3.25
Fourth quarter	7.09	4.12

FISCAL 2006:
First quarter	$4.43	$3.11
Second quarter	3.81	3.09
Third quarter	3.44	3.01
Fourth quarter	3.09	2.66
The Company announced a quarterly dividend program in June 2003 and has paid a quarterly dividend of $0.0375 for each of the eighteen quarters thereafter, with its most recent dividend paid on November 20, 2007.

The following table sets forth information regarding our equity compensation plans in effect as of August 26, 2007. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.
Equity Compensation Plan Information

			Number of shares of
	Number of shares of		common stock remaining
	common stock to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by shareholders:

1994 Stock Plan	90,500	$3.24	—

2005 Stock Plan	101,106	$3.42	94,153

Total	191,606	$3.33	94,153

Item 6. Management’s Discussion and Analysis or Plan of Operation.
Critical Accounting Policies and Estimates:
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no changes to our critical accounting policies during 2007.
Application of Critical Accounting Policies:
Excess and Obsolete Inventory:
Inventories, which are composed of raw materials, work in process and finished goods, are valued at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Inventory cost is adjusted down for any excess cost over net realizable value of inventory components.
In addition, the Company determines whether its inventory is excess and obsolete by analyzing the sales history of its inventory, sales orders on hand and indications from the Company’s customers as to the future of various parts or programs. If, in the Company’s determination, the inventory value has become impaired, the Company adjusts the inventory value to the amount the Company estimates as the ultimate net realizable value for that inventory. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. If actual or expected customer requirements were significantly lower than the established reserves, the Company would adjust inventory value down in the period in which the Company made such a determination. The Company performs its lower of cost or market testing, as well as its excess or obsolete inventory analyses, quarterly.
The Company has no specific timeline to dispose of its remaining obsolete inventory and intends to sell this obsolete inventory from time to time, as market conditions allow.
Goodwill Impairment:
The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company in part provided with guidance from the Company’s customers; and (b) material and labor costs of the Company’s major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2007 fourth quarter did not indicate an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.
Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary difference between the financial reporting and tax bases of assets and liabilities. A valuation allowance would be set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets have two major components which relate to the Company’s NOL and the Company’s AMT tax credit carryforwards. The Company’s AMT tax credit carryforward does not expire. The Company’s NOL carryforward has $2.9 million expiring in fiscal 2021 and after. The Company believes that its current rate of growth will be sufficient to fully utilize its NOL carryforwards before they expire. However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.
Revenue Recognition:
The Company considers its revenue recognition policy to fall under the guidance of FASB’s conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed; (c) the Company’s price is fixed as evidenced by the purchase order; and (d) collectibility is reasonably assured. The Company continually monitors its accounts receivable for any delinquent or slow paying accounts. The Company believes that based upon its past history with minimal bad debt write-offs, that all accounts are collectible upon shipment or delivery of services. Credit losses from customers have been minimal and within management’s expectations. Based on management’s evaluation of uncollected accounts receivable, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. If an uncollectible account should arise during the year, it would be written-off at the point it was determined to be uncollectible. The Company mitigates its credit risk by performing periodic credit checks and actively pursuing past due accounts. The Company refers to “net sales” in its consolidated statements of operations as the Company’s sales are sometimes reduced by product returned by its customers.
Liquidity and Capital Resources:
The Company’s net working capital at the end of fiscal 2007 was $3,373,000 as compared to $2,891,000 at the end of fiscal 2006. The increase was derived primarily from comparable increases in the three major components of current assets — cash, accounts receivable and inventory. The ratio of current assets to current liabilities decreased to 1.96 to 1.0 from 2.31 to 1.0 in the prior year. The Company generated $1,383,000, 1,117,000 and 1,283,000 in cash from operations in fiscal 2007, 2006 and 2005, respectively.
Additions to property, plant and equipment were $1,433,000 in fiscal 2007 compared to $469,000 in 2006 and $551,000 in 2005. These amounts included $1,201,000, $382,000 and $457,000 of machinery acquired through capital leases in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, the Company added 3 vertical and 2 horizontal machining centers. The vertical equipment was primarily for technological upgrades and replacement of older machinery, while the horizontal machines were put in place due to the addition of the Company’s energy business in the spring of 2007. Major additions in 2006 were two vertical and one horizontal machining center. The major addition in fiscal 2005 was a horizontal machining center.

On January 1, 2007 the Company renewed its revolving line credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million depending on the level of accounts receivable and raw material. The agreement expires on January 31, 2008. No balances were owed at August 26, 2007 and August 27, 2006, and no advances were made on the credit line during either fiscal 2007 or 2006.
Proceeds from the sale of equipment amounted to $22,400 and $29,000 in fiscal 2007 and 2006, respectively.
The Company’s total debt was $3,847,000 at August 26, 2007 that consisted of mortgages on its building of $1,582,000 and capital lease obligations secured by production equipment of $2,265,000. Current maturities of long-term debt consist of $476,000 due on capital leases and $43,000 on its mortgages. It is management’s belief that internally generated funds as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2008.
Results of Operations:
Net sales in fiscal 2007 were $18.8 million as compared to $16.1 million in the prior year, or an increase of $2.7 million or 16.9%. The increase in fiscal 2007 sales came from the addition of its energy business which contributed $1.4 million in sales, as well as an increase in sales from its recreational vehicle market of $1.2 million. Net sales in fiscal 2006 increased $437,000 or 2.8% over fiscal 2005. The increase in fiscal 2006 came primarily from increased sales in its biosciences market, which contributed minimal sales in 2005.
The following is a reconciliation of sales by major market:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Recreational vehicle	$14,330,000	$13,130,000	$13,193,000
Aerospace and defense	1,944,000	1,972,000	1,734,000
Energy	1,449,000	—	—
Biosciences	819,000	593,000	131,000
Other	266,000	397,000	596,000

	$18,808,000	$16,092,000	$15,654,000

The increase in sales in the recreational vehicle was driven by increases in both the all terrain vehicle (ATV) and the motorcycle markets. The increase in units shipped more than offset a decrease in one of the Company’s programs which commenced in its fiscal fourth quarter and negatively affected sales by $380,000 versus the prior year. Sales in the recreational vehicle market in fiscal 2007 were also positively impacted by the addition of two new customers which contributed sales of $231,000. Sales in the recreational vehicle market were slightly lower in fiscal 2006 as compared to 2005 with lower sales in the Company’s ATV market offset by increases in its motorcycle market.
Sales in fiscal 2007 in the Company’s aerospace and defense business were mostly flat versus the prior year. The core of the Company’s aerospace and defense business which represented 94% of the total aerospace and defense sales in fiscal 2007 was marginally lower as compared to fiscal 2006. The addition of two new customers came late in fiscal 2007 and did not have a significant impact in fiscal 2007 sales. The Company believes that the increase in sales in its aerospace and defense market in fiscal 2006 was a result of a general increase in the level of business as opposed to a significant change in customer or product.

The Company entered the energy field in the spring of 2007 with the addition of three new programs. In the summer of 2007, the Company added a fourth program. With the addition of this business, the Company achieved $1.4 million of sales in fiscal 2007 and estimates that it will have $10 million to $11 million of sales in fiscal 2008 from this industry.
Sales from the Company’s bioscience industry increased in fiscal 2007 by $226,000 or 38% versus fiscal 2006. The Company had a $462,000 increase in sales in fiscal 2006 versus fiscal 2005. The Company scaled back its involvement in this market during fiscal 2007 as gross margins were not acceptable. Due to this, the Company expects fiscal 2008 biosciences sales to be less than fiscal 2007 as the Company pares unprofitable programs.
The Company’s other market is primarily derived from sales in the small engine and computer components fields. The decrease in sales from fiscal 2005 through fiscal 2007 is primarily due to product life cycle issues.
Gross margins in fiscal 2007 were 18.5%, an increase of 1.3% over fiscal 2006’s margin of 17.2% and an increase of 1.9% over fiscal 2005’s margin of 16.6%. The increase in 2007 margins is attributable primarily to higher volumes of business and the addition of the Company’s new energy business. Fiscal 2006 margins were negatively affected by start-up costs in the Company’s biosciences market, but were higher than fiscal 2005 also due to increased volume.
No significant sales of obsolete items occurred in fiscal 2005 to 2007 and, correspondingly, no significant gross margin was recognized.
Selling and administrative expense of $2.2 million in fiscal 2007 was an increase of $415,000 from fiscal 2006 and an increase of $235,000 from fiscal 2005. The increase in fiscal 2007 versus fiscal 2006 was from higher payroll, professional service costs and stock option compensation expense. The decrease in fiscal 2006 versus 2005 was due to relocation costs incurred in fiscal 2005 partially offset by higher compensation costs.
Interest expense of $197,000 in fiscal 2007 was higher than the fiscal 2006 amount of $172,000 and the 2005 amount of $173,000 due to the addition of capitalized leases due to the addition of machinery and equipment.
The Company recorded income taxes at an effective tax rate of 38%, for fiscal 2007 and fiscal 2006, and 36% for fiscal year 2005. The Company maintained its valuation allowance at zero during 2007 and 2006.

Caution Regarding Forward-Looking Statements
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company’s Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company’s ability to obtain additional manufacturing programs and retain current programs; (ii) the Company’s ability to timely and cost effectively ramp up new programs; (iii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iv) the Company was dependent upon one customer for 75% of its revenues in fiscal year 2007 and expects that a significant portion of its future revenue will be derived from this customer; (v) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (vi) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vii) the prices of our products are subject to a downward pressure from customers and market pressure from competitors; (viii) the Company’s ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (ix) the Company’s ability to comply with covenants of its credit facility; (x) fluctuations in operating results due to, among other things, changes in customer demand for our product in our manufacturing costs and efficiencies of our operations; and (xi) a trend among our customers toward outsourcing manufacturing to foreign operations.

Item 7. Financial Statements.
See Consolidated Financial Statements section of this Annual Report on Form 10-KSB beginning on page 19, attached hereto, which consolidated financial statements are incorporated herein by reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 8A. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Michael J. Pudil, and Chief Financial Officer, Paul D. Sheely, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information.
None.

PART III
Pursuant to General Instruction E (3), the Company omits Part III, Items 9, 10, 11, 12, and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 26, 2007 and such information required by such items is incorporated herein by reference from the proxy statement.
Item 13. Exhibits.
(a) Documents filed as part of this report.
1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 17) hereinafter contained for all Consolidated Financial Statements.

2.	Exhibits.

Exhibit
No.	Description

3.1	Articles of Incorporation as amended, incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

3.2	Restated and Amended Bylaws, as amended through January 6, 2005, incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

10.1	1987 Stock Option Plan, incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-K for the fiscal year ended August 30, 1987.

10.2	Amendment dated August 31, 1989 to the 1987 Stock Option Plan, incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K for the fiscal year ended August 27, 1989.

10.3	Washington Scientific Industries, Inc. 1994 Stock Plan, incorporated by reference from Exhibit 4.1 of the Registrant’s Form S-8 as registered on May 14, 1999.

10.4	Employment Agreement between Michael J. Pudil and Registrant dated November 4, 1993, is incorporated by reference from Exhibit 10.4 of Registrant’s Form 10K for the fiscal year ended August 28, 1994.

Exhibit
No.	Description

10.5
Amendment dated January 9, 1997 to the employment agreement between the Registrant and Michael J. Pudil incorporated by reference from Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended February 23, 1997.

10.6
Employment (change in control) Agreement between Michael J. Pudil and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

10.7
Employment (change in control) Agreement between Paul D. Sheely and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

10.8
Amendment No. 1 to Employment (change in control) Agreement between Michael J. Pudil and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.9
Amendment No. 1 to Employment (change in control) Agreement between Paul D. Sheely and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.11 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.10	Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.11
Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Excel Bank Minnesota as holder in the original principal amount of $1,360,000. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 3, 2004.

10.12	Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 3, 2004.

10.13
Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Monticello Economic Development Authority as holder in the original principal amount of $350,000. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 3, 2004.

10.14
Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 3, 2004.

Exhibit
No.	Description

10.15
Mortgage and Security Agreement and Fixture Financing Statement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 3, 2004.

10.16
Mortgage dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K dated May 3, 2004.

10.17
Second Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of May 3, 2004 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K dated May 3, 2004.

10.18
Third Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2005 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended November 28, 2004.

10.19
Fourth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2006 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 27, 2005.

10.20
Fifth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2007 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 26, 2006.

10.21	WSI Industries, Inc. 2005 Stock Plan, incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-133012).

10.22	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

Exhibit
No.	Description

10.23
Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.24	Form of Restricted Stock Bonus Award Agreement under the Company’s 2005 Stock Plan.

14.1
Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certificate pursuant to 18 U.S.C. §1350.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSI INDUSTRIES, INC.
BY:	/s/ Michael J. Pudil
Michael J. Pudil, President and
Chief Executive Officer

BY:	/s/ Paul D. Sheely
Paul D. Sheely
Vice President and Treasurer

DATE: November 20, 2007
Each person whose signature appears below hereby constitutes and appoints Michael J. Pudil and Paul D. Sheely, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-KSB and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Pudil	President, Chief Executive Officer,	November 20 2007
Michael J. Pudil	Director

/s/ Paul Baszucki	Director	November 20 2007
Paul Baszucki

/s/ Melvin L. Katten	Director	November 20 2007
Melvin L. Katten

/s/ George J. Martin	Director	November 20, 2007
George J. Martin

/s/ Eugene J. Mora	Director	November 20, 2007
Eugene J. Mora

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota
We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 26, 2007 and August 27, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 26, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 26, 2007 and August 27, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended August 26, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Schechter Dokken Kanter
     Andrews & Selcer Ltd
Minneapolis, Minnesota
November 19, 2007

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 26, 2007 AND AUGUST 27, 2006

	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$1,626,801	$1,282,717
Accounts receivable, less allowance for doubtful accounts of $10,074	3,054,050	2,347,494
Inventories (Note 2)	1,899,299	1,223,842
Prepaid and other current assets	154,793	115,239
Deferred tax assets (Note 6)	162,535	133,448

Total current assets	6,897,478	5,102,740

Property, plant, and equipment, at cost (Note 3):
Land	819,000	819,000
Building and improvements	1,217,712	1,209,096
Machinery and equipment	8,286,255	6,989,094
Less accumulated depreciation	(5,802,585)	(5,414,607)

Total property, plant, and equipment	4,520,382	3,602,583

Deferred tax assets (Note 6)	954,162	1,320,940

Other assets (Note 10):
Deferred financing costs, net of accumulated amortization of $22,041 and $15,429, respectively	11,021	17,633
Goodwill and related acquisition costs	2,368,452	2,368,452

	$14,751,495	$12,412,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$2,200,544	$1,129,190
Accrued compensation and employee withholdings	680,419	531,537
Other accrued expenses	125,038	174,462
Current portion of long-term debt (Note 3)	518,718	376,116

Total current liabilities	3,524,719	2,211,305

Long-term debt, less current portion (Note 3)	3,328,694	2,709,768

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,731,165 shares and 2,680,630, respectively	273,117	268,063
Capital in excess of par value	2,214,922	2,129,167
Deferred compensation	(26,577)	—
Retained earnings	5,436,620	5,094,045

Total stockholders’ equity	7,898,082	7,491,275

	$14,751,495	$12,412,348

     See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 26, 2007, AUGUST 27, 2006 AND AUGUST 28, 2005

	2007	2006	2005

Net sales (Note 8)	$18,808,260	$16,091,635	$15,654,232

Cost of products sold	15,332,766	13,326,957	13,053,549

Gross margin	3,475,494	2,764,678	2,600,683

Selling and administrative expense	2,156,133	1,741,439	1,921,309
Gain on sale of equipment	(22,400)	(29,000)	—
Interest and other income	(59,446)	(44,855)	(16,418)
Interest expense	196,894	172,357	172,626

	2,271,181	1,839,941	2,077,517

Income before income taxes	1,204,313	924,737	523,166

Income taxes (Note 6)	457,639	351,400	188,340

Net income	$746,674	$573,337	$334,826

Basic earnings per share	$.28	$.21	$.13

Diluted earnings per share	$.27	$.21	$.13

Cash dividend per share	$.15	$.15	$.15

Weighted average number of common shares outstanding, basic	2,700,385	2,677,795	2,577,533

Weighted average number of common shares outstanding, diluted	2,751,556	2,719,020	2,642,020

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Capital in	Deferred		Total
	Stock		Excess of	Compen-	Retained	Stockholders
	Shares	Amount	Par Value	sation	Earnings	Equity

Balance at August 29, 2004	2,557,629	$255,763	$1,837,441	$—	$4,975,416	$7,068,620

Net income	—	—	—	—	334,826	334,826
Exercise of stock options	115,001	11,500	266,848	—	—	278,348
Dividends paid	—	—	—	—	(387,961)	(387,961)

Balance at August 28, 2005	2,672,630	$267,263	$2,104,289	$—	$4,922,281	$7,293,833

Net income					573,337	573,337
Exercise of stock options	8,000	800	24,878	—	—	25,678
Dividends paid	—	—	—	—	(401,573)	(401,573)

Balance at August 27, 2006	2,680,630	$268,063	$2,129,167	$—	$5,094,045	$7,491,275

Net income	—	—	—	—	746,674	746,674
Restricted stock grants	7,606	761	25,816	(26,577)	—	—
Stock option compensation	—	—	61,873	—	—	61,873
Exercise of stock options	10,389	1,039	19,152	—	—	20,191
Exercise of stock appreciation rights and payment of withholding taxes	32,540	3,254	(21,086)	—	—	(17,832)
Dividends paid	—	—	—	—	(404,099)	(404,099)

Balance at August 26, 2007	2,731,165	$273,117	$2,214,922	$(26,577)	$5,436,620	$7,898,082

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 26, 2007, AUGUST 27, 2006 AND AUGUST 28, 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$746,674	$573,337	$334,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	515,609	576,062	678,956
Amortization of deferred financing cost	6,613	6,613	6,613
(Gain) loss on sale of property, plant, and equipment and other assets	(22,400)	(29,000)	1,125
Deferred taxes	445,577	344,877	188,340
Stock option compensation	61,873	—	—

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(706,556)	(439,624)	(150,588)
Inventories	(675,457)	(205,876)	(94,743)
Prepaid and other current assets	(39,554)	(41,987)	20,142
Increase in accounts payable and accrued expenses	1,050,879	332,622	297,883

Net cash provided by operating activities	1,383,258	1,117,024	1,282,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(232,667)	(87,259)	(94,039)
Proceeds from sale of equipment and other assets	22,400	29,000	—

Net cash used in investing activities	(210,267)	(58,259)	(94,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(439,213)	(335,550)	(336,822)
Issuance of common stock	14,405	23,500	179,077
Dividends paid	(404,099)	(401,573)	(387,961)

Net cash provided by (used in) financing activities	(828,907)	(713,623)	(545,706)

NET INCREASE IN CASH AND CASH EQUIVALENTS	344,084	345,142	642,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,282,717	937,575	294,766

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,626,801	$1,282,717	$937,575

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$197,203	$172,668	$172,940
Payroll taxes in cashless stock option exercise	119,933	—	—
Income taxes	10,362	3,423	3,100
Noncash investing and financing activities:
Acquisition of machinery through capital lease	1,200,741	381,948	456,570
Deferred tax benefit from exercise of stock options	107,886	2,178	99,271
See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 26, 2007, AUGUST 27, 2006 AND AUGUST 28, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description — WSI Industries, Inc. and Subsidiaries’ (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year — WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2007, 2006 and 2005 each consisted of 52 weeks.

Basis of Presentation — The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, bank account balances and money market investments including debt obligations issued by the U. S. Government or its agencies and corporate obligations. At times bank balances exceed federally insured limits. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

Inventories — Inventory costs determined using the average cost method consist of material, direct labor, and manufacturing overhead. They are valued at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Inventory cost is adjusted down for any excess of cost over the net realizable value of inventory components.

In addition, the Company determines whether its inventory is excess and obsolete by analyzing the sales history of its inventory, sales orders on hand and indications from the Company’s customers as to the future of various parts or programs. If, in the Company’s determination, the inventory value has become impaired, the Company adjusts the inventory value to the amount the Company estimates as the ultimate net realizable value for that inventory. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. If actual or expected customer requirements were significantly lower than the established reserves, the Company would adjust inventory value down in the period in which the Company made such a determination. The Company performs its lower of cost or market testing, as well as its excess or obsolete inventory analyses, quarterly.

Property, plant, equipment and depreciation and amortization - The cost of substantially all machinery and equipment, and buildings and improvements are being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

Machinery and equipment	3 to 10 years
Building and improvements	15 to 40 years

Long-lived Assets — The Company evaluates long-term assets on a periodic basis in compliance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-lived Assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If the undiscounted cash flows are less than the carrying amount, the impairment recognized is measured by the amount the carrying value of the assets exceeds their fair value determined primarily through the present value of estimated future cash flows.

Goodwill — The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. If the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss at the amount of the difference between carrying value and fair value as determined by the discounted cash flows. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Income Taxes — The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

Revenue Recognition — Revenues from sales of product are recorded generally upon shipment. The Company considers its revenue recognition policy to fall under the guidance of FASB’s conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed; (c) the Company’s price is fixed as evidenced by the purchase order; and (d) collectibility is reasonably assured. The Company refers to its revenues as “net sales” in its Consolidated Statements of Operations as the Company’s sales are reduced for any product returned by customers.

In fiscal year 2005, the Company had an agreement with a customer to provide product on a consignment basis. In this case, revenues were recognized when the customer notified the Company that it has consumed the product. This agreement ended during fiscal 2006.

The Company generally does not require collateral on its trade receivables. The maximum loss that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded amount due after any allowances provided. Credit losses relating to customers have been minimal and within management’s expectations. Based on management’s evaluation of uncollected accounts receivable throughout the year, bad debts are provided for on the allowance method. Accounts are considered delinquent if they are 120 days past due. The Company mitigates its credit risk by performing credit checks and actively pursuing past due accounts.

Freight costs — The Company includes freight costs in the cost of goods sold.

Use of Estimates — The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in those financial statements consist of estimates related to the impairment of goodwill, the evaluation of excess or obsolete inventory and the valuation allowance connected to the deferred tax assets.

Earnings per Share — Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding.

Stock-based compensation — Effective August 28, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Prior to August 28, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted SFAS 123(R) using the modified prospective method of transition, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to August 28, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. The effect of the change of accounting on net income for the year ended August 26, 2007 was $61,873. The compensation cost is included in selling and administrative expense.

The following table illustrates the proforma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the years ended August 27, 2006 and August 28, 2005:

	August 27, 2006	August 28, 2005
Net income	$573,337	$334,826
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(51,864)	(23,466)

Pro forma net income	$521,473	$311,360

Basic net income per share:
As reported	$.21	$.13

Proforma	$.19	$.12

Diluted net income per share:
As reported	$.21	$.13

Proforma diluted per share	$.19	$.12

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

The Company granted shares of restricted stock to various employees during the fiscal 2007 second quarter. The restricted stock vests over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under SFAS No. 123(R) as expense over the period that they vest. The shares are also reflected in stockholder’s equity as deferred stock compensation which is calculated at the value of the shares at the date of the grant.

Prior to August 27, 2007 the Company applied Accounting Principles Board Opinion No. 25 (APB 25) and related interpretation in accounting for its stock option plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In fiscal 2007, 25,000 shares of stock options were excluded from the diluted earnings per share computation due to their anti-dilutive effect. In fiscal 2006 and 2005, the number of shares excluded was 208,000 and 105,000, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) No 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company currently recognizes a tax position if it is probable of being sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008 and does not expect it to have a material impact on its financial statements.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 26, 2007	August 27, 2006

Raw material	$537,033	$569,799
WIP	963,702	380,521
Finished goods	398,564	273,522

	$1,899,299	$1,223,842

3.	DEBT

Long-term debt consists of the following:

	August 26, 2007	August 27, 2006

Mortgages	$1,582,562	$1,623,677
Capitalized lease obligations	2,264,850	1,462,207

	3,847,412	3,085,884
Less current portion	518,718	376,116

Long-term debt	$3,328,694	$2,709,768

When the Company purchased its current land and building it entered into two mortgages. The first mortgage was with its bank for $1,360,000 that matures on May 1, 2014. The mortgage has an initial interest rate of 5.37% with a provision that the rate will adjust on May 3, 2009 to a rate 2.5% above the monthly yield on United States Treasury five-year securities. The mortgage requires monthly principal and interest payments of $8,307 based on a 25-year amortization schedule. The mortgage is secured by all assets of the Company.

The Company also entered into a mortgage with the City of Monticello Economic Development Authority (MEDA). The MEDA mortgage is subordinated to the bank mortgage, carries an interest rate of 2% and matures May 1, 2009. The mortgage also requires monthly principal and interest payments of $1,483 based on a 25-year amortization schedule.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2008	$518,718
2009	720,193
2010	420,444
2011	414,860
2012	324,474
Thereafter	1,448,723

Included in the consolidated balance sheet at August 26, 2007 are cost and accumulated depreciation on equipment subject to capitalized leases of $4,469,988 and $2,273,009 respectively. At August 27, 2006, the amounts were $3,267,100 and $1,873,698, respectively. The capital leases carry interest rates from 6.1% to 8.4% and mature from 2008 – 2014.

The present value of the net minimum payments on capital leases as of August 26, 2007 is as follows:

Fiscal years ending August:
2008	$626,067
2009	503,757
2010	476,803
2011	441,149
2012	323,631
Thereafter	377,454

Total minimum lease payments	2,748,861
Less amount representing interest	484,011

Present value of net minimum lease payments	2,264,850
Current portion	475,718

Capital lease obligation, less current portion	$1,789,132

Line of Credit:

The Company renewed its revolving credit agreement with its bank on January 1, 2007. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires January 31, 2008 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 26, 2007, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at the bank’s base rate (8.25% at August 26, 2007). There were no amounts outstanding related to its revolving credit agreement at August 26, 2007 and August 27, 2006, respectively.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

All financial instruments are carried at amounts that approximate estimated fair value.

5.	STOCK OPTIONS

Stock Options — The 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

The 1994 stock option plan was approved and 250,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. During fiscal 1999, the plan was amended to reserve an additional 200,000 shares. The Plan expired on September 29, 2004 and therefore no shares remain to be granted.

In fiscal 2006, the Company’s shareholders approved the 2005 stock option plan and 200,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015.

Stock options vest over a period of six months to three years for all stock option plans.

Option transactions during the three years ended August 26, 2007 are summarized as follows:

	1987 Stock		1994 Stock		2005 Stock
	Option Plan		Option Plan		Option Plan
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at August 29, 2004	5,000	$3.88	376,500	$2.68
Lapsed	—		(10,000)	3.94
Exercised	—		(115,001)	1.28

Outstanding at August 28, 2005	5,000	3.88	251,499	3.14
Granted	—		—	—	83,000	$3.44
Lapsed	(5,000)	3.88	(12,000)	3.76	—	—
Exercised	—	—	(8,000)	2.94	—	—

Outstanding at August 27, 2006	—	$—	231,499	3.13	83,000	3.44

Granted			—	—	38,106	3.40
Lapsed			(25,000)	3.63	—	—
Exercised			(115,999)	2.93	(20,000)	3.44

Outstanding at August 26, 2007			90,500	$3.24	101,106	$3.42

Of the 115,999 stock options from the 1994 Plan and the 20,000 stock options from the 2005 Plan that were exercised in fiscal 2007, 93,070 shares were turned in to the Company to pay for the exercise and for related payroll taxes.
The following information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant in fiscal 2007 and 2006 using the Black-Scholes option pricing model with the following assumptions as set forth in the table below. The estimated fair value of the options is amortized to expense over the options’ vesting period.

Date of Grant in fiscal —	2007	2006 (pro forma)

Dividend yield	3.75%	5.0%
Expected volatility	60.11%	70.12%
Risk free interest rate	4.41%-4.62%	4.75%-4.77%
Expected term	5-10years	5-10years
There were no options granted in fiscal 2005.
As of August 26, 2007, there were 24,000 options outstanding with exercise prices between $1.22 and $1.44, 26,500 options outstanding with exercise prices between $2.75 and $2.94, 103,500 shares with exercise prices between $3.00 and $3.47 and 30,000 options outstanding with exercise prices between $4.13 and $5.50. At August 26, 2007, outstanding options had a weighted-average remaining contractual life of 6 years.
During fiscal 2007, the Company granted 7,500 shares of restricted stock at $3.47 per share from the 2005 Stock Plan. The restricted stock vests over three years, with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock and to voting rights for their shares. During fiscal 2007, 106 additional shares of restricted stock were issued corresponding to dividends earned on the original restricted shares.

The number of options exercisable as of August 26, 2007, August 27, 2006 and August 28, 2005 were 134,004, 256,501 and 232,416, respectively, at weighted average share prices of $3.30, $3.16, and $3.22 per share, respectively. At August 26, 2007, there were 49,996 options that had not vested.
6.	INCOME TAXES
     Income taxes consisted of the following:

	Years Ended
	August 26,	August 27,	August 28,
	2007	2006	2005
Current:
Federal	$7,846	$—	$—
State	2,516	6,523	—

	10,362	6,523	—

Deferred:
Federal	425,707	332,905	177,877
State	21,570	11,972	10,463

	447,277	344,877	188,340

Total	$457,639	$351,400	$188,340

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 26,	August 27,	August 28,
	2007	2006	2005

Ordinary federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes net of federal tax effect	2.0	2.0	2.0
Other	2.0	2.0	—

Effective rate	38.0%	38.0%	36.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

	August 26, 2007	August 27, 2006

Deferred Tax Assets
Accrued liabilities	$56,489	$50,006
Inventory valuation accruals	66,866	60,762
Net operating loss carryforwards	1,009,623	1,266,061
Tax credit carryforwards	459,324	459,324
Other	173,449	160,507

	1,765,751	1,996,660
Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(649,054)	(542,272)

Net deferred tax asset	$1,116,697	$1,454,388

Based on the Company’s recent operating history and growth, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is necessary.
As of August 26, 2007, the Company had federal net operating loss carryforwards of approximately $2.9 million expiring in 2021-2025. Also as of August 26, 2007, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.
7.	EMPLOYEE BENEFITS
The Company maintains a 401(k) profit sharing and retirement savings plan that all employees are eligible to participate in. Profit sharing contributions are discretionary and are based on Company results. With the 401(k) program, the Company currently matches the first 4% of employee contributions, subject to legal contribution limits. Contributions charged to operations for profit sharing and 401(k) matching contributions for fiscal 2007, 2006, and 2005, were $221,406, $175,595 and $155,529, respectively.
8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS
The Company had sales to one customer that exceeded 10 percent of total sales during fiscal years 2007, 2006 and 2005 as listed below:

2007	2006	2005
$14,099,000	$13,103,000	$13,193,000
The Company had accounts receivable from its largest customer of $1,929,000 and $1,734,000 at August 26, 2007 and August 27, 2006, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with this customer.

9.	EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005

Net Income	$746,674	$573,337	$334,826

Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,700,385	2,677,795	2,577,533

Effect of dilutive securities; employee and non-employee options	51,171	41,225	64,487

Dilutive common shares; denominator for diluted earnings per share	2,751,556	2,719,020	2,642,020

Basic earnings per share	$.28	$.21	$.13

Dilutive earnings per share	$.27	$.21	$.13

10.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2007 fourth quarter did not indicate an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.
The Company recorded $33,063 of deferred financing costs incurred in connection with the mortgages described in Note 3. The costs are being amortized over five years on a straight-line basis with the Company incurring approximately $6,600 of amortization expense for each of the years August 26, 2007, August 27, 2006 and August 28, 2005, respectively.