Form 10QSB
period 2007-11-25
WSI INDUSTRIES, INC.
filed 2008-01-09
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-619
WSI Industries, Inc.

(Exact Name of Small Business Issuer, as Specified in Its Charter)

Minnesota	41-0691607

(State or other jurisdiction of incorporation of organization)	(I. R. S. Employer Identification No.)

213 Chelsea Road Monticello, Minnesota	55362

(Address of principal executive offices)	(Zip Code)
(763) 295-9202

(Registrant’s telephone number, including area code)

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
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,754,087 shares of common stock were outstanding as of December 31, 2007.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Part I. Financial Information
          Item I. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 25,	August 26,
	2007	2007
Assets

Current Assets:
Cash and cash equivalents	$1,850,182	$1,626,801
Accounts receivable	3,026,160	3,054,050
Inventories	1,557,265	1,899,299
Prepaid and other current assets	234,380	154,793
Deferred tax assets	213,759	162,535

Total Current Assets	6,881,746	6,897,478

Property, Plant and Equipment — Net	5,565,155	4,520,382

Deferred tax assets	701,259	954,162

Goodwill and other assets, net	2,377,820	2,379,473

	$15,525,980	$14,751,495

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,823,512	$2,200,544
Accrued compensation and employee withholdings	531,164	680,419
Other accrued expenses	80,516	125,038
Current portion of long-term debt	643,006	518,718

Total Current Liabilities	3,078,198	3,524,719

Long-term debt, less current portion	4,243,335	3,328,694

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,748,087 and 2,731,165 shares, respectively	274,808	273,117
Deferred compensation	(143,294)	(26,577)
Capital in excess of par value	2,351,734	2,214,922
Retained earnings	5,721,199	5,436,620

Total Stockholders’ Equity	8,204,447	7,898,082

	$15,525,980	$14,751,495

See notes to condensed consolidated financial statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
	November 25,	November 26,
	2007	2006
Net sales	$5,974,584	$4,129,379

Cost of products sold	4,855,541	3,418,115

Gross margin	1,119,043	711,264

Selling and administrative expense	576,998	462,244
Gain on sale of equipment	(97,861)	—
Interest and other income	(22,105)	(16,215)
Interest and other expense	67,067	44,932

Earnings from operations before income taxes	594,944	220,303

Income taxes	208,231	83,715

Net income	$386,713	$136,588

Basic earnings per share	$.14	$.05

Diluted earnings per share	$.14	$.05

Cash dividend per share	$.0375	$.0375

Weighted average number of common shares outstanding, basic	2,723,559	2,680,630

Weighted average number of common Shares outstanding, diluted	2,804,071	2,715,376

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
	November 25,	November 26,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$386,713	$136,588
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	187,249	113,158
Amortization of deferred finance cost	1,653	1,653
Gain on sale of equipment	(97,861)	—
Deferred taxes	201,679	80,215
Stock option compensation expense	21,786	16,509

Changes in assets and liabilities:
Decrease in accounts receivable	27,890	414,304
(Increase) decrease in inventories	342,034	(99,560)
(Increase) decrease in prepaid expenses	(79,587)	22,217
Decrease in accounts payable and accrued expenses	(570,809)	(29,983)

Net cash provided by operations	420,747	655,101

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(36,102)	(3,656)
Proceeds from sale of equipment	97,861	—

Net cash provided by (used in) investing activities	61,759	(3,656)

Cash Flows From Financing Activities:
Payments of long-term debt	(156,991)	(91,486)
Dividends paid	(102,134)	(100,525)

Net cash used in financing activities	(259,125)	(192,011)

Net Increase In Cash And Cash Equivalents	223,381	459,434

Cash And Cash Equivalents At Beginning Of Year	1,626,801	1,282,717

Cash And Cash Equivalents At End Of Reporting Period	$1,850,182	$1,742,151

Supplemental cash flow information:
Cash paid during the period for:
Interest	$67,284	$45,154
Income taxes	$6,552	$3,500
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$1,195,920	$—
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     The condensed consolidated balance sheet as of November 25, 2007, the condensed consolidated statements of income for the thirteen weeks ended November 25, 2007 and November 26, 2006 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
     The condensed consolidated balance sheet at August 26, 2007 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
2.	INVENTORIES
     Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 25,	August 26,
	2007	2007

Raw material	$338,658	$537,033
WIP	773,141	963,702
Finished goods	445,466	398,564

	$1,557,265	$1,899,299

3.	GOODWILL AND INTANGIBLE ASSETS
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
The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company’s facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended November 25, 2007 and November 26, 2006, respectively.

4.	DEBT:
During the quarter ended November 25, 2007, the Company entered into capitalized leases of approximately $1.2 million in connection with the acquisition of machinery and equipment. The leases carry interest rates that range from 6.3% to 6.9% and mature in 2014.
5.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 25,	November 26,
	2007	2006
Numerator for earnings per share:
Net income	$386,713	$136,588

Denominator:
Denominator for basic earnings per share — weighted average shares	2,723,559	2,680,630

Effect of dilutive securities:
Employee and non-employee options	80,512	34,746

Dilutive common shares
Denominator for diluted earnings per share	2,804,071	2,715,376

Basic earnings per share	$.14	$.05

Diluted earnings per share	$.14	$.05

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
     We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no changes to our critical accounting policies during fiscal 2007 or in the first quarter of fiscal 2008.
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
Results of Operations:
     Net sales were $5,975,000 for the quarter ending November 25, 2007, an increase of 45% from the same period of the prior year. The increase in sales came primarily from increases in the Company’s energy business as well as its all terrain vehicle (ATV) market.
     Sales from the Company’s ATV and motorcycle markets were $3,757,000 and $3,341,000 for the quarters ended November 25, 2007 and November 26, 2006, respectively. The 12% increase in sales in the quarter ended November 25, 2007 as compared to November 26, 2006 came primarily from higher volume in the ATV market.
     The Company entered the energy field in the spring of 2007 with the addition of three new programs. In the summer of 2007, the Company added a fourth program. Sales from the energy field in the first quarter of fiscal 2008 amounted to approximately $1.4 million.

     Sales from the Company’s aerospace and defense markets totaled $531,000 and $481,000 for the quarters ended November 25, 2007 and November 26, 2006, respectively. The Company believes that these increases are not a result of significant change in a customer or product requirement, but rather a result of a general increase in the level of business with the Company’s customers in these markets. The addition of two new customers occurred late in fiscal 2007 and did not have a significant impact in fiscal 2008 first quarter sales.
     Sales from the Company’s biosciences market totaled $146,000 for the quarter ended November 25, 2007, as compared to the prior year quarter’s amount of $239,000. The Company scaled back its involvement in this market during fiscal 2007 as gross margins were not acceptable. Due to this, the Company expects fiscal 2008 biosciences sales to be less than fiscal 2007 as the Company pares unprofitable programs.
     Gross margin for the quarters ended November 25, 2007 and November 26, 2006 were 19% and 17%, respectively. The gross margin increase for the quarter ended November 25, 2007 is attributable to higher efficiencies obtained from increased levels of manufacturing volume and the Company’s emphasis on making its various programs profitable.
     Selling and administrative expense of $570,000 for the quarter ending November 25, 2007 was $107,000 higher than in the prior year quarter due primarily to higher payroll and compensation expense as well as higher professional service cost.
     During the quarter ended November 25, 2007, and as part of its program to maintain its capital equipment at the highest technical level, the Company sold some fully-depreciated equipment which generated a gain on sale of equipment of $98,000.
     Interest expense in the first quarter of fiscal 2008 was $67,000 compared to $45,000 in first quarter of fiscal 2007 reflecting the investment in new equipment of approximately $2.7 million made by the Company over the past five quarters.
     The Company recorded income tax expense at an effective tax rate of 35% for the quarter ended November 25, 2007 and 38% for quarter ended November 26, 2006.
Liquidity and Capital Resources:
     On November 25, 2007, working capital was $3,804,000 compared to $3,373,000 at August 26, 2007. The ratio of current assets to current liabilities at November 25, 2007 was 2.24 to 1.0 compared to 1.96 to 1.0 at August 26, 2007. The improvement in both measurements is attributable to the generation of cash from operations in the Company’s fiscal 2008 first quarter. The Company’s cash balance increased $223,000 during the first quarter of fiscal 2008 which was derived primarily from a lower level of inventory.
     It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the end of calendar year 2008. The Company’s line of credit expires January 31, 2008; however, it expects that it will renew the line at that point. No amounts have been borrowed under the line of credit which carries an interest rate at prime.
Cautionary Statement:
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results.
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
PART II. OTHER INFORMATION:
ITEM 6. EXHIBITS
     A. The following exhibits are included herein:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certificate pursuant to 18 U.S.C. §1350.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.
Date: January 9, 2008	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: January 9, 2008	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO