Form 10QSB
period 2008-02-24
WSI INDUSTRIES, INC.
filed 2008-04-07
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2008
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
           Yes ☐           No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,784,511 shares of common stock were outstanding as of March 31, 2008.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Part I. Financial Information
     Item I. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 24,	August 26,
	2008	2007
Assets

Current Assets:
Cash and cash equivalents	$1,923,508	$1,626,801
Accounts receivable	3,696,709	3,054,050
Inventories	2,279,608	1,899,299
Prepaid and other current assets	75,565	154,793

Deferred tax assets	183,839	162,535

Total Current Assets	8,159,229	6,897,478

Property, Plant and Equipment — Net	5,401,896	4,520,382

Deferred tax assets	517,971	954,162

Goodwill and other assets, net	2,376,167	2,379,473

	$16,455,263	$14,751,495

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,389,258	$2,200,544
Accrued compensation and employee withholdings	643,758	680,419
Other accrued expenses	91,023	125,038
Current portion of long-term debt	610,734	518,718

Total Current Liabilities	3,734,773	3,524,719

Long-term debt, less current portion	4,105,510	3,328,694

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,765,644 and 2,731,165 shares, respectively	276,564	273,117
Deferred compensation	(144,921)	(26,577)
Capital in excess of par value	2,432,144	2,214,922
Retained earnings	6,051,193	5,436,620

Total Stockholders’ Equity	8,614,980	7,898,082

	$16,455,263	$14,751,495

See notes to condensed consolidated financial statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
	February 24,	February 25,	February 24,	February 25,
	2008	2007	2008	2007
Net sales	$6,421,607	$4,440,158	$12,396,192	$8,569,537

Cost of products sold	5,056,809	3,669,393	9,912,351	7,087,508

Gross margin	1,364,798	770,765	2,483,841	1,482,029

Selling and administrative expense	649,659	510,212	1,226,657	972,456
Gain on sale of equipment	—	(18,000)	(97,861)	(18,000)
Interest and other income	(27,791)	(15,363)	(49,896)	(31,578)
Interest expense	77,194	43,353	144,261	88,285

Income before income taxes	665,736	250,563	1,260,680	470,866

Income taxes	233,007	95,214	441,238	178,929

Net income	$432,729	$155,349	$819,442	$291,937

Basic earnings per share	$.16	$.06	$.30	$.11

Diluted earnings per share	$.15	$.06	$.29	$.11

Cash dividend per share	$.0375	$.0375	$.075	$.075

Weighted average number of common shares outstanding, basic	2,734,278	2,686,567	2,728,918	2,683,599

Weighted average number of common shares outstanding, diluted	2,794,724	2,717,049	2,786,661	2,716,213

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
	February 24,	February 25,
	2008	2007
Cash Flows From Operating Activities:
Net earnings	$819,442	$291,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	393,528	227,439
Amortization	3,306	3,306
Gain on sale of equipment	(97,861)	(18,000)
Deferred taxes	414,887	174,659
Stock option compensation expense	68,837	34,511
Changes in assets and liabilities:
Increase in accounts receivable	(642,659)	(364,641)
Increase in inventories	(380,309)	(57,190)
Decrease in prepaid expenses	79,228	39,518
Decrease in accounts payable and accrued expenses	109,441	160,432

Net cash provided by operations	767,840	491,971

Cash Flows From Investing Activities:
Proceeds from sales of equipment	97,861	18,000
Purchase of property, plant and equipment	(79,122)	(45,630)

Net cash provided by (used in) investing activities	18,739	(27,630)

Cash Flows From Financing Activities:
Stock options exercised	42,085	14,405
Payments of long-term debt	(327,088)	(188,129)
Dividends paid	(204,869)	(201,364)

Net cash used in financing activities	(489,872)	(375,088)

Net Increase In Cash And Cash Equivalents	296,707	89,253

Cash And Cash Equivalents At Beginning Of Year	1,626,801	1,282,717

Cash And Cash Equivalents At End Of Reporting Period	$1,923,508	$1,371,970

Supplemental cash flow information:
Cash paid during the period for:
Interest	$144,693	$88,726
Income taxes	$6,552	$4,270
Payroll withholding taxes in cashless stock option exercise	$8,597	—
Non cash investing and financing activities:
Acquisition of equipment through capital lease	$1,195,920	$191,455
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     The condensed consolidated balance sheet as of February 24, 2008, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 24, 2008 and February 25, 2007 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
     The condensed consolidated balance sheet at August 26, 2007 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 26, 2007. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
2. INVENTORIES
     Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	February 24,	August 26,
	2008	2007
Raw material	$862,394	$537,033
WIP	990,773	963,702
Finished goods	426,441	398,564

	$2,279,608	$1,899,299

3. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2007 fourth quarter did not indicate an impairment of goodwill and since that time no events or circumstances have occurred that suggest an impairment exists. The Company will analyze goodwill annually and more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.
     The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into to purchase the Company’s facility in Monticello, Minnesota in May 2004. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended February 24, 2008 and February 25, 2007, respectively.

4. DEBT AND LINE OF CREDIT:
     Effective January 31, 2008, the Company renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at the bank’s prime rate. It contains restrictive provisions concerning yearly capital expenditures, a maximum debt to net worth ratio, a minimum current ratio, a minimum net worth and a minimum debt service coverage ratio. The Company is in compliance with all of the covenants of the agreement as of February 24, 2008. The credit agreement is secured by all assets of the Company, expires February 1, 2009 and does not have an outstanding balance at February 24, 2008.
5. EARNINGS PER SHARE:
     The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty- Six weeks ended
	February 24,	February 25,	February 24	February 25,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net earnings	$432,729	$155,349	$819,442	$291,937

Denominator
Denominator for basic earnings per share — weighted average shares	2,734,278	2,686,567	2,728,918	2,683,599

Effect of dilutive securities:
Employee and non-employee options	60,446	30,482	57,743	32,614

Dilutive common shares
Denominator for diluted earnings per share	2,794,724	2,717,049	2,786,661	2,716,213

Basic earnings per share	$.16	$.06	$.30	$.11

Diluted earnings per share	$.15	$.06	$.29	$.11

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
     The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-QSB are the same as those described in the Company’s Annual Report on Form 10-KSB for the year ended August 26, 2007. Refer to the Annual Report on Form 10-KSB for detailed information on accounting policies.
Results of Operations:
     Net sales were $6,422,000 for the thirteen weeks ending February 24, 2008, an increase of 45% or $1,981,000 from the same period of the prior year. Year-to-date sales in fiscal 2008 are $12,396,000 compared to $8,570,000 in the prior year which also equates to a 45 % increase. Both the quarterly and year-to-date sales increases come primarily from the addition of the Company’s energy business, which did not have significant sales until the third quarter of fiscal 2007.
     Sales from the Company’s recreational vehicle market amounted to $3,503,000 and $3,528,000 for the thirteen weeks ended February 24, 2008 and February 25, 2007, respectively. Year-to-date sales for the Company’s recreational vehicle market were $7,260,000 and $6,870,000 for the twenty-six weeks ended February 24, 2008 and February 25, 2007, respectively. Sales from the Company’s ATV market were higher than the prior year for both the quarter and year-to-date periods. Sales from the Company’s motorcycle market were lower for both the quarter and year-to-date periods in fiscal 2008 due primarily to a planned reduction in business announced in March 2007. The second half of this planned reduction in business will commence in the Company’s fiscal 2008 fourth quarter.
     Sales from the Company’s energy business amounted to $2,236,000 and $3,660,000 for the quarter and twenty-six weeks ended February 24, 2008, respectively. In the prior year, the Company had $23,000 in sales that occurred during the fiscal second quarter.
     Sales from the Company’s aerospace and defense markets amounted to $513,000 and $554,000 for the quarter ended February 24, 2008 and February 25, 2007, respectively. Year-to-date sales for the Company’s aerospace and defense markets were $1,043,000 and $1,053,000 for the twenty-six weeks ended February 24,

2008 and February 25, 2007, respectively. The Company believes that the changes from the prior year’s sales totals are not significant.
     Sales from the Company’s biosciences market totaled $122,000 and $323,000 for the quarter ended February 24, 2008 and February 25, 2007, respectively. Year-to-date sales for the biosciences market were $293,000 and $590,000 for the twenty-six weeks ended February 24, 2008 and February 25, 2007, respectively. As announced previously, the Company has scaled back its business in the biosciences market and is concentrating on profitable portions of this segment.
     Sales from the Company’s other revenue markets are at or under 1% of total sales in the current year and are immaterial to the Company’s revenues as a whole.
     Gross margin increased to 21% for the quarter ending February 24, 2008 versus 17% in the year ago period. Year-to-date gross margins were 20% and 17% for the twenty-six week periods ending February 24, 2008 and February 25, 2007, respectively. The increase in gross margin is attributable to the addition of the new business as well as efficiencies generated from higher volumes. Gross margins in the fiscal 2008 second quarter were also positively affected by a product mix that consisted of a higher than usual value-add content.
     Selling and administrative expense of $650,000 for the quarter ending February 24, 2008 was $139,000 higher than in the prior year period due primarily to higher compensation and stock option compensation expense. Year-to-date selling and administrative expense of $1,227,000 was $254,000 higher than the comparable prior year period due primarily to the same reasons.
     Interest expense in the second quarter of fiscal 2008 was $77,000, which was $34,000 more than the second quarter of fiscal 2007 amount of $43,000. Year-to-date interest expense for fiscal 2008 of $144,000 was higher than the prior year-to-date amount by $56,000. The higher interest costs are as a result of the increased borrowing for investments in new equipment of approximately $2.7 million made by the Company over the past year and a half.
     The Company recorded income tax expense at an effective tax rate of 35% for the quarter and year-to-date periods ended February 24, 2008 and 38% for the quarter and year-to-date periods ended February 25, 2007.
Liquidity and Capital Resources:
     On February 24, 2008, working capital was $4,424,000 compared to $3,373,000 at August 26, 2007. The ratio of current assets to current liabilities at February 24, 2008 was 2.18 to 1.0 compared to 1.96 to 1.0 at August 26, 2007. The improvement in both measurements is attributable to the generation of cash from operations in the Company’s fiscal 2008 first two quarters as well as an increase in the level of accounts receivable and inventories due to the increase in the Company’s overall sales.
     As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit agreement with its bank during the fiscal 2008 second quarter. Interest on the new agreement is at the bank’s prime rate.
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
PART II. OTHER INFORMATION:
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of the Shareholders of the Company was held on January 9, 2008. Of the 2,747,927 shares of common stock issued and outstanding and entitled to vote at the close of business on November 13, 2007, shareholders holding 2,422,124 shares were present at the Annual Meeting either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:
A. To elect five (5) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

Name of Nominee
Paul Baszucki	For	2,352,840	Withhold 69,284
Thomas C. Bender	For	2,353,790	Withhold 68,334
Burton F. Myers II	For	2,353,440	Withhold 68,684
Eugene J. Mora	For	2,352,064	Withhold 70,060
Michael J. Pudil	For	2,353,890	Withhold 68,234
Each director nominee was elected by the shareholders.
B. To approve amendments to the Company’s 2005 Stock Plan
For       904,816            Against       80,019            Abstain       6,525            Broker non-vote       1,430,764
The shareholders approved this proposal.
C. To ratify the appointment of Schechter Dokken Kanter Andrews & Selcer Ltd as independent auditors.
For       2,353,014            Against       13,851            Abstain       55,259
The shareholders approved the appointment.

ITEM 6. EXHIBITS
           A. The following exhibits are included herein:
Exhibit 10.1	Amendment and Modification of Revolving Line of Credit dated January 31, 2008 between the Company and M&I Marshall & Ilsley Bank.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certificate pursuant to 18 U.S.C. §1350.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.
Date: April 4, 2008	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: April 4, 2008	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO