Form 10QSB
period 2008-05-25
WSI INDUSTRIES, INC.
filed 2008-06-20
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 25, 2008
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
(763) 295-9202

(Issuer’s telephone number, including area code)

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
2,825,111 shares of common stock were outstanding as of June 18, 2008.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Item I. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 25,	August 26,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,619,384	$1,626,801
Accounts receivable	3,418,622	3,054,050
Inventories	2,464,958	1,899,299
Prepaid and other current assets	289,495	154,793
Deferred tax assets	169,124	162,535

Total Current Assets	7,961,583	6,897,478

Property, Plant and Equipment – Net	5,730,874	4,520,382

Deferred tax assets	677,751	954,162

Goodwill and other assets, net	2,374,514	2,379,473

	$16,744,722	$14,751,495

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,244,360	$2,200,544
Accrued compensation and employee withholdings	581,694	680,419
Other accrued expenses	41,861	125,038
Current portion of long-term debt	938,155	518,718

Total Current Liabilities	3,806,070	3,524,719

Long-term debt, less current portion	4,076,970	3,328,694

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,825,111 and 2,731,165 shares, respectively	282,511	273,117
Deferred compensation	(244,433)	(26,577)
Capital in excess of par value	2,519,250	2,214,922
Retained earnings	6,304,354	5,436,620

Total Stockholders’ Equity	8,861,682	7,898,082

	$16,744,722	$14,751,495

See notes to condensed consolidated financial statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
Net sales	$6,702,648	$5,237,690	$19,098,840	$13,807,227

Cost of products sold	5,497,337	4,248,881	15,409,688	11,336,389

Gross margin	1,205,311	988,809	3,689,152	2,470,838

Selling and administrative expense	596,806	582,566	1,823,463	1,555,023
Interest and other income	(16,099)	(14,494)	(163,855)	(64,072)
Interest expense	75,123	51,493	219,384	139,777

Earnings from operations before income taxes	549,481	369,244	1,810,160	840,110

Income tax expense	192,018	140,313	633,256	319,242

Net earnings	$357,463	$228,931	$1,176,904	$520,868

Basic earnings per share	$.13	$.08	$.43	$.19

Diluted earnings per share	$.13	$.08	$.42	$.19

Cash dividend per share	$.0375	$.0375	$.1125	$.1125

Weighted average number of common shares outstanding, basic	2,763,895	2,706,792	2,740,577	2,691,385

Weighted average number of common shares outstanding, diluted	2,859,507	2,768,480	2,811,097	2,733,635

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
	May 25,	May 27,
	2008	2007
Cash Flows From Operating Activities:
Net earnings	$1,176,904	$520,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	592,230	365,380
Amortization	4,959	4,959
Gain on disposal of equipment	(94,869)	(18,000)
Deferred taxes	616,635	307,180
Stock option compensation expense	121,224	48,192
Changes in assets and liabilities:
Increase in accounts receivable	(364,572)	(571,356)
Increase in inventories	(565,659)	(224,665)
(Increase) decrease in prepaid expenses	(134,702)	17,554
Increase (decrease) in accounts payable and accrued expenses	(552,341)	285,699

Net cash provided by operations	799,809	735,811

Cash Flows From Investing Activities:
Proceeds from sales of equipment	123,073	18,000
Purchase of property, plant and equipment	(171,106)	(143,340)

Net cash used in investing activities	(48,033)	(125,340)

Cash Flows From Financing Activities:
Payments of long-term debt	(492,108)	(309,948)
Issuance of common stock	42,085	14,405
Dividends paid	(309,170)	(302,560)

Net cash used in financing activities	(759,193)	(598,103)

Net Increase (Decrease) In Cash And Cash Equivalents	(7,417)	12,368

Cash And Cash Equivalents At Beginning Of Year	1,626,801	1,282,717

Cash And Cash Equivalents At End Of Reporting Period	$1,619,384	$1,295,085

Supplemental cash flow information:
Cash paid during the period for:
Interest	$219,659	$139,867
Income taxes	$10,530	$4,630
Payroll withholding taxes in cashless stock option exercise	$414,255	$78,634
Non-cash investing and financing activities:
Acquisition of machinery through capital lease	$1,659,820	$753,309
Deferred tax benefit from exercise of stock options	$346,813	$—
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     The condensed consolidated balance sheet as of May 25, 2008, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 25, 2008 and May 27, 2007 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
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
2.	INVENTORIES
     Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 25,	August 26,
	2008	2007
Raw material	$949,469	$537,033
WIP	1,029,467	963,702
Finished goods	486,022	398,564

	$2,464,958	$1,899,299

The Company did not dispose of any significant obsolete inventory during the quarter ended May 25, 2008 and therefore there was no material effect on gross margin from any dispositions.
3.	GOODWILL AND INTANGIBLE ASSETS:
     Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2007 fourth quarter did not show an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.
     The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company’s facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended May 25, 2008 and May 27, 2007, respectively. Accumulated amortization on the deferred financing costs amounted to $27,001 and $20,388 at May 25, 2008 and August 26, 2007, respectively.
4.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 25,	May 27,	May 25,	May 27,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net earnings	$357,463	$228,931	$1,176,904	$520,868

Denominator
Denominator for basic earnings per share – weighted average shares	2,763,895	2,706,792	2,740,577	2,691,385

Effect of dilutive securities:
Employee and non-employee options	95,612	61,688	70,520	42,250

Dilutive common shares
Denominator for diluted earnings per share	2,859,507	2,768,480	2,811,097	2,733,635

Basic earnings per share	$.13	$.08	$.43	$.19

Diluted earnings per share	$.13	$.08	$.42	$.19

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
Results of Operations:
     Net sales were $6,703,000 for the quarter ending May 25, 2008 compared to $5,238,000 in the same period of the prior year, an increase of 28%. Year-to-date sales for the first three quarters of fiscal 2008 were $19,099,000 compared to $13,807,000 in the prior year, an increase of 38%. The Company’s fiscal third quarter sales increased due to an increase in the Company’s energy business and the Company’s ATV business offset by decreases in sales to the Company’s motorcycle market. The overall increase in 2008 year-to-date sales as compared to 2007 were due to factors similar to those of the fiscal 2008 third quarter.
     Sales from the Company’s recreational vehicle market amounted to $3,444,000 and $4,078,000 for the quarters ended May 25, 2008 and May 27, 2007, respectively. Year-to-date sales for the Company’s recreational vehicle market were $10,703,000 and $10,948,000 for the three quarters ended May 25, 2008 and May 27, 2007, respectively. Sales for the quarter and year-to-date ended May 25, 2008 for the Company’s ATV market continue to be strong and are up 55% year-to-date over the prior year. Sales to the Company’s motorcycle market were lower due to both a previously announced volume reduction, but also due to a model year changeover occurring in the Company’s fiscal third quarter which normally occurs primarily in the Company’s fiscal fourth quarter.
     Sales from the Company’s energy business amounted to $2,471,000 and $6,131,000 for the quarter and year-to-date ended May 25, 2008, respectively. In the prior year, the Company had $410,000 and $434,000 in sales for the quarter and year-to-date ended May 27, 2007, with the increases in fiscal 2008 due to the ramping up of production and new programs. In March 2008, the Company announced that it had secured a new customer in the energy industry and it expects that it will recognize its initial sales to this customer in the Company’s fiscal 2008 fourth quarter.

     Sales from the Company’s aerospace and defense markets amounted to $592,000 and $511,000 for the quarter ended May 25, 2008 and May 27, 2007, respectively. Year-to-date sales for the Company’s aerospace and defense markets were $1,662,000 and $1,582,000 for the three quarters ended May 25, 2008 and May 27, 2007, respectively. The Company believes these increases are a result from increases in business with certain of its existing customers as well as new sales from recently secured customers in these markets.
     Sales from the Company’s biosciences market totaled $162,000 and $207,000 for the quarter ended May 25, 2008 and May 27, 2007, respectively. Year-to-date sales for the biosciences market were $455,000 and $797,000 for the three quarters ended May 25, 2008 and May 27, 2007, respectively. The decreases in sales are due to the Company scaling back its involvement in this market and concentrating on higher margin components.
     Sales from the Company’s other revenue markets are at or under 1% of total sales in the current year and are immaterial to the Company’s revenues as a whole.
     Gross margin decreased to 18.0% for the quarter ending May 25, 2008 versus 18.9% in the prior year quarter. The decrease was due primarily to a sales mix that included parts with higher material content and therefore generally lower gross margins. Year-to-date gross margins increased to 19.3% from 17.9% with the increase primarily related to higher sales volume.
     Selling and administrative expense was $597,000 for the quarter ending May 25, 2008 versus $583,000 in the prior year quarter. Year-to-date selling and administrative expense of $1,823,000 was $268,000 higher than the comparable prior year period due to increases in compensation costs.
     Interest expense in the third quarter of fiscal 2008 was $75,000 as compared to $51,000 in the prior year quarter. Year-to-date interest expense for fiscal 2008 was $219,000 versus $140,000 in the prior year. Interest expense is up due to new capitalized leases entered into during fiscal 2008.
     The Company recorded income tax expense at an effective tax rate of 35% for the quarter and year-to-date periods ended May 25, 2008 and 38% for the quarter and year-to-date periods ended May 27, 2007.
Liquidity and Capital Resources
     On May 25, 2008, working capital was $4,156,000 compared to $3,373,000 at August 26, 2007. The increase in working capital is attributable primarily to increases in the level of accounts receivable and inventories coming from an increased level of business. The ratio of current assets to current liabilities at May 25, 2008 was 2.09 to 1.0 compared to 1.96 to 1.0 at August 26, 2007.
     The Company renewed its $1,000,000 revolving credit facility with its bank during the Company’s second quarter of fiscal 2008. Interest on the new agreement is at the bank’s prime rate. At May 25, 2008, the Company did not have a balance owing under this revolving line of credit agreement nor had it borrowed any funds during fiscal 2008.
     The Company paid quarterly dividends of $.0375 per share of its common stock in each of the first three quarters of fiscal 2008 and 2007. The dividend payments for the first three quarters of fiscal 2008 and fiscal 2007 totaled $309,000 and $303,000, respectively.
     It is the Company’s belief that its internally generated funds, as well as its line of credit, will be sufficient to enable the Company to meet its working capital requirements during the next 12 months.

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

Exhibit 32 Certification pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSI INDUSTRIES, INC.

Date: June 18, 2008	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: June 18, 2008	/s/ Paul D. Sheely Paul D. Sheely, Vice President, Finance & CFO