Form 10-K
period 2008-08-31
WSI INDUSTRIES, INC.
filed 2008-11-25
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-00619
WSI Industries, Inc.
(Exact name of registrant specified in its charter)

Minnesota	41-0691607

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
213 Chelsea Road, Monticello, Minnesota 55362
(Address of principal executive offices)(Zip code)
Issuer’s telephone number, including area code: (763) 295-9202
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 22, 2008 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $24,431,000 based upon the closing sale price on that date of $8.77 as reported by The NASDAQ Capital Market.
     The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of November 11, 2008 was 2,858,715.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 8, 2009, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

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
Sales and Marketing
In fiscal 2007, the Company secured a new customer in the energy industry. Sales to the energy industry have been the predominant factor in the Company’s sales growth over the past two fiscal years. The Company’s other major markets which include sales to the recreational vehicle and bioscience industries have been relatively stable. The Company’s increases in sales were 38%, 17% and 3% in fiscal 2008, 2007 and 2006 respectively. Sales to the recreational vehicle market totaled approximately 54%, 76% and 81% of total sales in fiscal 2008, 2007 and 2006, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 9%, 10% and 12% of total sales in fiscal 2008, 2007 and 2006, respectively. Sales to the energy industry, which commenced in fiscal 2007, totaled approximately 34% and 8% of sales in fiscal 2008 and 2007, respectively. Sales to the bioscience industry amounted to approximately 2% of total sales in fiscal 2008 and 4% of sales for each of fiscal 2007 and 2006, respectively.
The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.
Customers
Sales in excess of 10 percent of fiscal 2008 consolidated sales were made to Polaris Industries, Inc. and related entities in the amount of $13,818,000 or 53% of total Company revenues. The Company also made sales of $8,719,000 or 34% of total Company revenues for fiscal 2008 to National Oilwell Varco.

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
Employees
At August 31, 2008, the Company had 69 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.
Foreign and Domestic Operations and Export Sales
The Company has no operations or any significant sales in any foreign country.
Item 1A. Risk Factors.
Not applicable.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. In fiscal 2008, the Company commenced an addition to its facility to add manufacturing space. Upon completion in early fiscal 2009, the addition will add 12,500 square feet of manufacturing space.
The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.
Item 3. Legal Proceedings.
The Company is not a party to any material legal proceedings; we may be subject from time to time ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market, Inc. under the symbol “WSCI.”
As of November 10, 2008 there were 406 shareholders of record of the Company’s common stock.
The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low
FISCAL 2008:
First quarter	$7.08	$4.31
Second quarter	10.80	5.30
Third quarter	17.45	7.68
Fourth quarter	12.71	6.05

FISCAL 2007:
First quarter	$3.41	$2.80
Second quarter	3.47	2.94
Third quarter	5.22	3.25
Fourth quarter	7.09	4.12
The Company announced a quarterly dividend program in June 2003 and has paid a quarterly dividend of $0.0375 for each of the twenty-two quarters thereafter, with its most recent dividend paid on November 5, 2008.

The following table sets forth information regarding our equity compensation plans in effect as of August 31, 2008. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Equity Compensation Plan Information		Number of shares of
	Number of shares of		common stock remaining
	common stock to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by shareholders:

1994 Stock Plan	2,000	$2.75	—

2005 Stock Plan	121,666	$4.35	213,822

Total	123,666	$4.32	213,822

The Company made no repurchases of its common stock in fiscal year 2008.

Item 6. Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no changes to our critical accounting policies during fiscal 2008.
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
Goodwill Impairment:
The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company in part provided with guidance from the Company’s customers; and (b) material and labor costs of the Company’s major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2008 fourth quarter did not indicate an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary difference between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets have two major components which relate to the Company’s NOL and the Company’s AMT tax credit carryforwards. The Company’s AMT tax credit carryforward does not expire. The Company’s NOL carryforward has $2.6 million expiring in 2021 — 2025. The Company believes that its current rate of growth will be sufficient to fully utilize its NOL carryforwards before they expire. However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.
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
Liquidity and Capital Resources:
The Company’s net working capital at the end of fiscal 2008 was $4,188,000 as compared to $3,373,000 at the end of fiscal 2007. The increase was derived primarily from comparable increases in the three major components of current assets — cash, accounts receivable and inventory — partially offset by increases in accounts payable and the current portion of long-term debt. The ratio of current assets to current liabilities increased slightly to 1.97 to 1.0 from 1.96 to 1.0 in the prior year. The Company generated $1,598,000, 1,383,000 and 1,117,000 in cash from operations in fiscal 2008, 2007 and 2006, respectively.
Additions to property, plant and equipment were $3,556,000 in fiscal 2008 compared to $1,433,000 in 2007 and $469,000 in 2006. These amounts included $2,537,000, $1,201,000 and $382,000 of machinery acquired through capital leases in fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, the Company added 4 horizontal machining centers and 1 vertical lathe. The equipment additions in fiscal 2008 were primarily for the increase in sales from the Company’s energy business. Also included in total additions for fiscal 2008, the Company capitalized $786,000 in connection with a building addition to its manufacturing facility. In fiscal 2007, the Company added 3 vertical and 2 horizontal machining centers. The vertical equipment was primarily for technological upgrades and replacement of older machinery, while the horizontal machines were put in place due to the addition of the Company’s energy business in the spring of 2007. Major additions in 2006 were two vertical and one horizontal machining center.

On January 31, 2008 the Company renewed its revolving line credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million. The agreement expires on February 1, 2009. No balances were owed at August 31, 2008 and August 26, 2007, and no advances were made on the credit line during either fiscal 2008 or 2007.
In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company can draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1.2 million. The loan requires monthly payments of interest only at the bank’s prime rate plus .50% with the loan due in full on June 30, 2010. The loan is secured by all assets of the Company.
Proceeds from the sale of equipment amounted to $131,000, $22,000 and $29,000 in fiscal 2008, 2007 and 2006, respectively.
The Company’s total debt was $6,263,000 at August 31, 2008 which consisted of mortgages and loans on its building of $2,114,000 and capital lease obligations secured by production equipment of $4,149,000. Current maturities of long-term debt consist of $691,000 due on capital leases and $334,000 on its mortgages. It is management’s belief that internally generated funds, its loan with its bank in connection with the building addition as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2009.
Results of Operations:
Net sales in fiscal 2008 were $25.9 million as compared to $18.8 million in the prior year, or an increase of $7.1 million or 38%. The increase in fiscal 2008 sales came primarily from its energy business. Net sales in fiscal 2007 increased $2.7 million or 17% over fiscal 2006. The increase in fiscal 2007 sales came from the addition of its energy business which contributed $1.4 million in sales, as well as an increase in sales from its recreational vehicle market of $1.2 million.
The following is a reconciliation of sales by major market:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Recreational vehicle	$14,050,000	$14,330,000	$13,130,000
Aerospace and defense	2,219,000	1,944,000	1,972,000
Energy	8,856,000	1,449,000	—
Biosciences	504,000	819,000	593,000
Other	253,000	266,000	397,000

	$25,882,000	$18,808,000	$16,092,000

Sales in fiscal 2008 in the recreational vehicle market were affected by two primary offsetting factors. The first factor was the increase in sales in the Company’s ATV market which increased in fiscal 2008 by approximately $2.3 million. The second offsetting factor was a decrease in one of the other programs for the Company which resulted in a sales decrease in fiscal 2008 of $1.6 million. In addition to this, the sales to the Company’s motorcycle market experienced a general softening in fiscal 2008.
The increase in fiscal 2007 sales versus fiscal 2006 in the recreational vehicle was driven by increases in both the all terrain vehicle (ATV) and the motorcycle markets. The increase in units shipped more than offset a decrease in one of the Company’s programs which commenced in its fiscal fourth quarter and negatively affected sales by $380,000 versus fiscal 2006.

Sales in the recreational vehicle market in fiscal 2008 and fiscal 2007 were also positively impacted by the addition of two new customers which contributed sales of $232,000 and $231,000 in those two years, respectively.
Sales in fiscal 2008 in the Company’s aerospace and defense business increased 14% over the prior year due primarily to increased sales from a new customer added in fiscal 2007 and also to increase sales from a long-time customer. Sales in fiscal 2007 in the Company’s aerospace and defense business were mostly flat versus the prior year. The core of the Company’s aerospace and defense business which represented 94% of the total aerospace and defense sales in fiscal 2007 was marginally lower as compared to fiscal 2006.
Sales to the Company’s energy industry continued to accelerate in fiscal 2008 as sales increased to $8.9 million from $1.4 million in fiscal 2007. The increase was due to the ramp up of parts and programs throughout fiscal 2008. The Company fell short of its sales projections of $10 million - $11 million due to delays in product start-ups. The Company entered the energy field in the spring of 2007 and achieved $1.4 million in sales in fiscal 2007.
As noted in the Company’s annual report for fiscal year 2007, the expected decrease in sales from the Company’s bioscience industry occurred in fiscal 2008 by an amount of $315,000 or 38% versus fiscal 2007 as the Company pared unprofitable programs. The Company had a $226,000 increase in sales in fiscal 2007 versus fiscal 2006. The Company scaled back its involvement in this market during fiscal 2007 as gross margins were not acceptable.
The Company’s sales from its “other” market are primarily derived from sales in the small engine and computer components fields. The decrease in sales from fiscal 2006 through fiscal 2008 is primarily due to product life cycle issues.
Gross margins in fiscal 2008 were 18.9%, an increase of .4% over fiscal 2007’s margin of 18.5% and an increase of 1.7% over fiscal 2006’s margin of 17.2%. The increase in 2008 and 2007 margins is attributable primarily to higher volumes of business due to the addition of the Company’s new energy business offset by additional start-up costs related to certain energy programs. Fiscal 2006 margins were also negatively affected by start-up costs in the Company’s biosciences market.
No significant sales of obsolete items occurred in fiscal 2006 to 2008 and, correspondingly, no significant gross margin was recognized.
Selling and administrative expense of $2.5 million in fiscal 2008 was an increase of $336,000 from fiscal 2007 and an increase of $751,000 from fiscal 2006. The increases in each of fiscal 2008 and fiscal 2007 were from higher payroll, professional service costs and stock option compensation expense. The Company adopted FAS 123R in fiscal 2007 and recorded stock option compensation expense of $163,000 and $62,000 in fiscal 2008 and fiscal 2007, respectively. In addition, the Company incurred professional service expense in fiscal 2008 in connection with its analysis of internal controls over financial reporting as required by Sarbanes-Oxley.
Interest expense of $307,000 in fiscal 2008 was higher than the fiscal 2007 amount of $197,000 and the 2006 amount of $172,000 due to the addition of capitalized leases related to the acquisition of machinery and equipment.
The Company recorded income taxes at an effective tax rate of 35 % for fiscal 2008 and 38%, for fiscal 2007 and fiscal 2006, respectively. The Company maintained its valuation allowance at zero during 2008 and 2007.

Caution Regarding Forward-Looking Statements
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company’s Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company’s ability to obtain additional manufacturing programs and retain current programs; (ii) the Company’s ability to timely and cost effectively ramp up new programs; (iii) the loss of significant business from any one of its current customers could have a material adverse effect on the Company; (iv) the Company was dependent upon two customers for 87% of its revenues in fiscal year 2008 and expects that a significant portion of its future revenue will be derived from these customers; (v) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (vi) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vii) the prices of our products are subject to a downward pressure from customers and market pressure from competitors; (viii) the Company’s ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (ix) the Company’s ability to comply with covenants of its credit facility; (x) fluctuations in operating results due to, among other things, changes in customer demand for our product in our manufacturing costs and efficiencies of our operations; and (xi) a trend among our customers toward outsourcing manufacturing to foreign operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data.
See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 20, attached hereto, which consolidated financial statements are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management, including the chief executive officer and chief financial officer, does not expect that the Company’s internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.
The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008 based upon the framework in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 31, 2008, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
Item 9B. Other Information.
None.

PART III
Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 31, 2008 and such information required by such items is incorporated herein by reference from the proxy statement.
Item 15. Exhibits.
(a)	Documents filed as part of this report.
1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 18) hereinafter contained for all Consolidated Financial Statements.

2.	Exhibits.

Exhibit
No.	Description

3.1	Articles of Incorporation as amended, incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

3.2	Restated and Amended Bylaws, as amended through January 6, 2005, incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

10.1	1987 Stock Option Plan, incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-K for the fiscal year ended August 30, 1987.

10.2	Amendment dated August 31, 1989 to the 1987 Stock Option Plan, incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K for the fiscal year ended August 27, 1989.

10.3	Washington Scientific Industries, Inc. 1994 Stock Plan, incorporated by reference from Exhibit 4.1 of the Registrant’s Form S-8 as registered on May 14, 1999.

10.4	Employment Agreement between Michael J. Pudil and Registrant dated November 4, 1993, is incorporated by reference from Exhibit 10.4 of Registrant’s Form 10K for the fiscal year ended August 28, 1994.

Exhibit
No.	Description

10.5	Amendment dated January 9, 1997 to the employment agreement between the Registrant and Michael J. Pudil incorporated by reference from Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended February 23, 1997.

10.6	Employment (change in control) Agreement between Michael J. Pudil and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

10.7	Employment (change in control) Agreement between Paul D. Sheely and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

10.8	Amendment No. 1 to Employment (change in control) Agreement between Michael J. Pudil and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.9	Amendment No. 1 to Employment (change in control) Agreement between Paul D. Sheely and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.11 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.10	Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.11	Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Excel Bank Minnesota as holder in the original principal amount of $1,360,000. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 3, 2004.

10.12	Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 3, 2004.

10.13	Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Monticello Economic Development Authority as holder in the original principal amount of $350,000. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 3, 2004.

10.14	Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 3, 2004.

Exhibit
No.	Description

10.15	Mortgage and Security Agreement and Fixture Financing Statement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 3, 2004.

10.16	Mortgage dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K dated May 3, 2004.

10.17	Sixth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 31, 2008 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and M&I Marshall and IIsley Bank. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended February 24, 2008.

10.18	Loan Agreement dated as of August 26, 2008 by and between WSI Industries, Inc. and M&I Marshall and IIsley Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 26, 2008.

10.19	Promissory Note dated August 26, 2008 issued by WSI Industries, Inc. to M&I Marshall & Ilsley Bank in the maximum principal amount of $1,200,000. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 26, 2008.

10.20	Security Agreement dated August 26, 2008 by WSI Industries, Inc. as debtor in favor of M&I Marshall & Ilsley Bank as secured party. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated August 26, 2008.

10.21	Guaranty By Corporation dated August 26, 2008 by Taurus Numeric Tool, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated August 26, 2008.

10.22	Guaranty By Corporation dated August 26, 2008 by WSI Rochester, Inc. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated August 26, 2008.

10.23	WSI Industries, Inc. 2005 Stock Plan, incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-133012).

10.24	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.25	Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

Exhibit
No.	Description

10.26	Form of Restricted Stock Bonus Award Agreement under the Company’s 2005 Stock Plan.

14.1	Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certificate pursuant to 18 U.S.C. §1350.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSI INDUSTRIES, INC.

BY:	/s/ Michael J. Pudil
Michael J. Pudil, President and
Chief Executive Officer

BY:	/s/ Paul D. Sheely
Paul D. Sheely
Vice President and Treasurer
DATE: November 24, 2008
Each person whose signature appears below hereby constitutes and appoints Michael J. Pudil and Paul D. Sheely, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Pudil Michael J. Pudil	President, Chief Executive Officer, Director	November 24, 2008

/s/ Paul Baszucki Paul Baszucki	Director	November 24, 2008

/s/ Thomas C. Bender Thomas C. Bender	Director	November 24, 2008

/s/ Burton F. Myers II Burton F. Myers II	Director	November 24, 2008

/s/ Eugene J. Mora Eugene J. Mora	Director	November 24, 2008

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	19
Consolidated Balance Sheets — August 31, 2008 and August 26, 2007	20
Consolidated Statements of Income — Years Ended August 31, 2008, August 26, 2007 and August 27, 2006	21
Consolidated Statements of Stockholders’ Equity — Years Ended August 31, 2008, August 26, 2007 and August 27, 2006	22
Consolidated Statements of Cash Flows — Years Ended August 31, 2008, August 26, 2007 and August 27, 2006	23
Notes to Consolidated Financial Statements	24-34
EX-23.1
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota
We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 31, 2008 and August 26, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 31, 2008 and August 26, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Schechter Dokken Kanter
     Andrews & Selcer Ltd
Minneapolis, Minnesota
November 24, 2008

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008 AND AUGUST 26, 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$1,843,601	$1,626,801
Accounts receivable, less allowance for doubtful accounts of $10,074	3,753,354	3,054,050
Inventories (Note 2)	2,536,006	1,899,299
Prepaid and other current assets	188,933	154,793
Deferred tax assets (Note 6)	163,829	162,535

Total current assets	8,485,723	6,897,478

Property, plant, and equipment, at cost (Note 3):
Land	819,000	819,000
Building and improvements	2,024,164	1,217,712
Machinery and equipment	10,028,147	8,286,255
Less accumulated depreciation	(5,640,796)	(5,802,585)

Total property, plant, and equipment	7,230,515	4,520,382

Deferred tax assets (Note 6)	557,689	954,162

Other assets (Note 10):
Deferred financing costs, net of accumulated amortization of $28,654 and $22,041, respectively	4,409	11,021
Goodwill and related acquisition costs	2,368,452	2,368,452

	$18,646,788	$14,751,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$2,498,624	$2,200,544
Accrued compensation and employee withholdings	719,208	680,419
Other accrued expenses	54,723	125,038
Current portion of long-term debt (Note 3)	1,025,414	518,718

Total current liabilities	4,297,969	3,524,719

Long-term debt, less current portion (Note 3)	5,237,460	3,328,694

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,825,358 shares and 2,731,165, respectively	282,536	273,117
Capital in excess of par value	2,573,797	2,214,922
Deferred compensation	(245,984)	(26,577)
Retained earnings	6,501,010	5,436,620

Total stockholders’ equity	9,111,359	7,898,082

	$18,646,788	$14,751,495

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2008, AUGUST 26, 2007 AND AUGUST 27, 2006

	2008	2007	2006
Net sales (Note 8)	$25,881,818	$18,808,260	$16,091,635

Cost of products sold	20,987,594	15,332,766	13,326,957

Gross margin	4,894,224	3,475,494	2,764,678

Selling and administrative expense	2,492,226	2,156,133	1,741,439
Gain on sale of equipment	(102,326)	(22,400)	(29,000)
Interest and other income	(75,967)	(59,446)	(44,855)
Interest expense	306,563	196,894	172,357

	2,620,496	2,271,181	1,839,941

Income before income taxes	2,273,728	1,204,313	924,737

Income taxes (Note 6)	795,805	457,639	351,400

Net income	$1,477,923	$746,674	$573,337

Basic earnings per share	$.54	$.28	$.21

Diluted earnings per share	$.52	$.27	$.21

Cash dividend per share	$.15	$.15	$.15

Weighted average number of common shares outstanding, basic	2,751,779	2,700,385	2,677,795

Weighted average number of common shares outstanding, diluted	2,816,954	2,751,556	2,719,020

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Capital in			Total
	Stock		Excess of	Deferred	Retained	Stockholders
	Shares	Amount	Par Value	Compensation	Earnings	Equity
Balance at August 28, 2005	2,672,630	$267,263	$2,104,289	$—	$4,922,281	$7,293,833

Net income					573,337	573,337
Exercise of stock options	8,000	800	24,878	—	—	25,678
Dividends paid	—	—	—	—	(401,573)	(401,573)

Balance at August 27, 2006	2,680,630	$268,063	$2,129,167	$—	$5,094,045	$7,491,275

Net income	—	—	—	—	746,674	746,674
Restricted stock grants	7,606	761	25,816	(26,577)	—	—
Stock option compensation	—	—	61,873	—	—	61,873
Exercise of stock options	10,389	1,039	19,152	—	—	20,191
Exercise of stock appreciation rights and payment of withholding taxes	32,540	3,254	(21,086)	—	—	(17,832)
Dividends paid	—	—	—	—	(404,099)	(404,099)

Balance at August 26, 2007	2,731,165	$273,117	$2,214,922	$(26,577)	$5,436,620	$7,898,082

Net income	—	—	—	—	1,477,923	1,477,923
Restricted stock grants	37,461	3,746	225,458	(229,204)	—	—
Restricted stock issuance	—	—	(9,797)	9,797	—	—
Stock option compensation	—	—	163,285	—	—	163,285
Exercise of stock options	16,000	1,600	40,485	—	—	42,085
Exercise of stock appreciation rights and payment of withholding taxes	40,732	4,073	(60,556)	—	—	(56,483)
Dividends paid	—	—	—	—	(413,533)	(413,533)

Balance at August 31, 2008	2,825,358	$282,536	$2,573,797	$(245,984)	$6,501,010	$9,111,359

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2008, AUGUST 26, 2007 AND AUGUST 27, 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,477,923	$746,674	$573,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	817,658	515,609	576,062
Amortization of deferred financing cost	6,612	6,613	6,613
Gain on sale of property, plant, and equipment and other assets	(102,327)	(22,400)	(29,000)
Deferred taxes	752,951	445,577	344,877
Stock option compensation	163,285	61,873	—

Changes in assets and liabilities:
Increase in:
Accounts receivable	(699,304)	(706,556)	(439,624)
Inventories	(636,707)	(675,457)	(205,876)
Prepaid and other current assets	(34,140)	(39,554)	(41,987)
Increase (decrease) in accounts payable and accrued expenses	(147,701)	1,050,879	332,622

Net cash provided by operating activities	1,598,250	1,383,258	1,117,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,018,755)	(232,667)	(87,259)
Proceeds from sale of equipment and other assets	130,531	22,400	29,000

Net cash used in investing activities	(888,224)	(210,267)	(58,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(696,778)	(439,213)	(335,550)
Proceeds from issuance of long-term debt	575,000	—	—
Issuance of common stock	42,085	14,405	23,500
Dividends paid	(413,533)	(404,099)	(401,573)

Net cash used in financing activities	(493,226)	(828,907)	(713,623)

NET INCREASE IN CASH AND CASH EQUIVALENTS	216,800	344,084	345,142

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,801	1,282,717	937,575

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,843,601	$1,626,801	$1,282,717

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$306,599	$197,203	$172,668
Payroll withholding taxes in cashless stock option exercise	414,255	119,933	—
Income taxes	12,580	10,362	3,423
Noncash investing and financing activities:
Acquisition of machinery through capital lease	2,537,240	1,200,741	381,948
Deferred tax benefit from exercise of stock options	357,772	107,886	2,178
See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008, AUGUST 26, 2007 AND AUGUST 27, 2006
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description — WSI Industries, Inc. and Subsidiaries’ (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year — WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2008 consisted of 53 weeks. Fiscal 2007 and 2006 each consisted of 52 weeks.

Basis of Presentation — The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less. At times bank balances may exceed federally insured limits and the risk of losses related to such concentrations may be increasing as a result of economic developments, particularly the growing instability in the commercial and investment banking system. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

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

Property, plant, equipment and depreciation and amortization — The cost of substantially all machinery and equipment, and buildings and improvements are being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

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

Goodwill — The Company assesses the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and costs assumptions to estimate the fair value of the Company which is the only reporting unit. If the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss at the amount of the difference between carrying value and fair value as determined by the discounted cash flows. The result of the analysis performed in the fiscal 2008 fourth quarter did not indicate an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Income Taxes — The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. The Company adopted FIN 48 effective for fiscal year 2008. The adoption of FIN 48 did not have a material impact on its financial statements or accompanying disclosures. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return as well as how it accounts for interest and penalties related to income tax matters. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company currently recognizes a tax position if it is probable of being sustained.

Revenue Recognition — Revenues from sales of product are recorded generally upon shipment. The Company considers its revenue recognition policy to fall under the guidance of FASB’s conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) The Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed; (c) the Company’s price is fixed as evidenced by the purchase order; and (d) collectability is reasonably assured. The Company refers to its revenues as “net sales” in its Consolidated Statements of Operations as the Company’s sales are reduced for any product returned by customers.

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

Freight costs — The Company includes freight, shipping and handling costs, in the cost of goods sold.

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

Stock-based compensation — Effective August 28, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Prior to August 28, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation." The Company adopted SFAS 123(R) using the modified prospective method of transition, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to August 28, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. The effect of the change of accounting on net income for the years ended August 31, 2008 and August 26, 2007 was $163,285 and $61,873, respectively. The after-tax decrease in both basic and diluted earnings per share amounted to $.04 and $.01 for the fiscal years 2008 and 2007, respectively. The compensation cost is included in selling and administrative expense.

The following table illustrates the proforma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the year ended August 27, 2006:

August 27, 2006
Net income	$573,337
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(51,864)

Pro forma net income	$521,473

Basic net income per share:
As reported	$.21

Proforma	$.19

Diluted net income per share:
As reported	$.21

Proforma diluted per share	$.19

The following information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated, for the purpose of determining compensation, at the date of grant using the Black-Scholes option pricing model with the following assumptions as set forth in the table below. The estimated fair value of the options is amortized to expense over the options’ vesting period.

Date of Grant in fiscal -	2008	2007	2006 (pro forma)
Dividend yield	2.75%	3.75%	5.0%
Expected volatility	56.80%	60.11%	70.12%
Risk free interest rate	3.5%-4.0%	4.41%-4.62%	4.75%-4.77%
Expected term	5-10 years	5-10 years	5-10 years
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

The Company granted shares of non-vested restricted stock to various employees during the years ended August 31, 2008 and August 26, 2007. The grants consisted of both outright stock grants as well as stock that could be earned in connection with the Company’s incentive compensation program should certain predetermined targets be met. Both kinds of non-vested restricted stock vest over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under SFAS No. 123(R) as expense over the period that they vest. The shares are also reflected in stockholder’s equity as deferred compensation which is calculated at the value of the shares at the date of the grant.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via FSP No. FAS 157-2, Effective Date of FASB Statement No.157. The Company does not expect adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our financial position and results of operations.
2.	INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 31, 2008	August 26, 2007
Raw material	$1,004,577	$537,033
WIP	883,284	963,702
Finished goods	648,145	398,564

	$2,536,006	$1,899,299

3.	DEBT

Long-term debt consists of the following:

	August 31, 2008	August 26, 2007
Building related mortgages & term debt	$2,113,763	$1,582,562
Capitalized lease obligations	4,149,111	2,264,850

	6,262,874	3,847,412
Less current portion	1,025,414	518,718

Long-term debt	$5,237,460	$3,328,694

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

The Company also entered into a mortgage with the City of Monticello, Minnesota Economic Development Authority (MEDA). The MEDA mortgage is subordinated to the bank mortgage, carries an interest rate of 2% and matures May 1, 2009. The mortgage also requires monthly principal and interest payments of $1,483 based on a 25-year amortization schedule.

In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company can draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1.2 million. The loan requires monthly payments of interest only at the bank’s prime rate plus .50% with the loan due in full on June 30, 2010. At August 31, 2008, the interest rate was 5.50%. The loan is secured by all assets of the Company.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2009	$1,025,414
2010	1,322,015
2011	763,160
2012	695,954
2013	665,054
Thereafter	1,791,277
Included in the consolidated balance sheet at August 31, 2008 are cost and accumulated depreciation on equipment subject to capitalized leases of $6,615,286 and $2,523,012 respectively. At August 26, 2007, the amounts were $4,469,988 and $2,273,009, respectively. The capital leases carry interest rates from 5.9% to 8.4% and mature from 2009 — 2015.

The present value of the net minimum payments on capital leases as of August 31, 2008 is as follows:

Fiscal years ending August:
2009	$953,319
2010	926,364
2011	890,710
2012	773,193
2013	695,834
Thereafter	773,837

Total minimum lease payments	5,013,257
Less amount representing interest	864,146

Present value of net minimum lease payments	4,149,111
Current portion	691,150

Capital lease obligation, less current portion	$3,457,961

Line of Credit:

The Company renewed its revolving credit agreement with its bank on January 31, 2008. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires February 1, 2009 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 31, 2008, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at the bank’s base rate (5.0% at August 31, 2008). There were no amounts outstanding related to its revolving credit agreement at August 31, 2008 and August 26, 2007, respectively.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which does not differ significantly from approximate market rates at August 31, 2008.

5.	STOCK-BASED COMPENSATION

Stock Options — The 1987 stock option plan was approved and 175,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. No shares remain available for grant from this plan since the term of grant is limited to ten years from the date of the plan.

The 1994 stock option plan was approved and 450,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. The Plan expired on September 29, 2004 and therefore no shares remain to be granted.

The 2005 stock option plan was approved and 400,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015.

Stock options vest over a period of six months to three years for all stock option plans.

Option transactions during the three years ended August 31, 2008 are summarized as follows:

	1987 Stock		1994 Stock		2005 Stock
	Option Plan		Option Plan		Option Plan
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at August 28, 2005	5,000	$3.88	251,499	$3.14
Granted	—		—	—	83,000	$3.44
Lapsed	(5,000)	3.88	(12,000)	3.76	—	—
Exercised	—	—	(8,000)	2.94	—	—

Outstanding at August 27, 2006	—	$—	231,499	3.13	83,000	3.44

Granted			—	—	30,500	3.40
Lapsed			(25,000)	3.63	—	—
Exercised			(115,999)	2.93	(20,000)	3.44

Outstanding at August 26, 2007			90,500	3.24	93,500	3.42
Granted			—	—	57,000	5.39
Lapsed			—	—	(3,000)	3.21
Exercised			(88,500)	3.25	(25,834)	3.41

Outstanding at August 31, 2008			2,000	$2.75	121,666	$4.35

Of the 88,500 stock options from the 1994 Plan and the 25,834 stock options from the 2005 Plan that were exercised in fiscal 2008, 56,469 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes.

The weighted fair value of options granted during the years ended August 31, 2008, August 26, 2007 and August 27, 2006 was $2.59, $1.53 and $1.52, respectively. The total intrinsic value of options exercised for the years August 31, 2008, August 26, 2007 and August 27, 2006 periods was $1,008,979, $17,035 and $2,780, respectively. The total intrinsic value of options outstanding at August 31, 2008 was $422,519. The total intrinsic value of options exercisable at August 31, 2008 was $289,544.

Cash received from option exercises for years ended August 31, 2008, August 26, 2007 and August 27, 2006 was $42,085, $14,405 and $23,500 respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $49,926, $3,021 and $0 for fiscal years 2008, 2007 and 2006, respectively.

As of August 31, 2008, there was $109,403 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 31, 2008, there were 2,000 options outstanding with an exercise price of $2.75, 64,666 shares with exercise prices between $3.09 and $3.47 and 57,000 options outstanding with an exercise price of $5.39. At August 31, 2008, outstanding options had a weighted-average remaining contractual life of 7 years.

The number of options exercisable as of August 31, 2008, August 26, 2007 and August 27, 2006 were 75,166, 134,004 and 256,501, respectively, at weighted average share prices of $3.89, $3.30, and $3.16 per share, respectively. At August 31, 2008, there were 48,500 options that had not vested.

Non-vested restricted share transactions during the three years ended August 31, 2008 are as follows:

	Options	Average Price
Outstanding at August 27, 2006	—	—
Granted	7,606	$3.47
Vested	—	—
Forfeited	—	—

Outstanding at August 26, 2007	7,606	3.47
Granted	37,461	6.12
Vested	(2,692)	3.64
Forfeited	—	—

Outstanding at August 31, 2008	42,375	$5.80

As of August 31, 2008, there was $146,926 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2 years. The total intrinsic value of non-vested restricted stock options exercised for the year ended August 31, 2008 was $22,317.

6.	INCOME TAXES

Income taxes consisted of the following:

	Years Ended
	August 31,	August 26,	August 27,
	2008	2007	2006
Current:
Federal	$5,280	$7,846	$—
State	33,048	2,516	6,523

	38,328	10,362	6,523

Deferred:
Federal	741,360	425,707	332,905
State	16,117	21,570	11,972

	757,477	447,277	344,877

Total	$795,805	$457,639	$351,400

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 31,	August 26,	August 27,
	2008	2007	2006
Ordinary federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes net of federal tax effect	3.3	2.0	2.0
Other	(2.3)	2.0	2.0

Effective rate	35.0%	38.0%	38.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

	August 31, 2008	August 26, 2007

Deferred Tax Assets
Accrued liabilities	$70,818	$56,489
Inventory valuation adjustments	58,935	66,866
Net operating loss carryforwards	931,593	1,009,623
Tax credit carryforwards	515,183	459,324
Other	161,330	173,449

	1,737,859	1,765,751
Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(1,016,341)	(649,054)

Net deferred tax asset	$721,518	$1,116,697

Based on the Company’s recent operating history and growth, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is necessary.

As of August 31, 2008, the Company had federal net operating loss carryforwards of approximately $2.6 million expiring in 2021-2025. Also as of August 31, 2008, the Company had $459,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

7.	EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan as well as a profit sharing plan that all employees are eligible to participate in. Profit sharing contributions are discretionary and are based on Company results. With the 401(k) program, the Company currently matches the first 4% of employee contributions, subject to legal contribution limits. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2008, 2007, and 2006, were $306,864, $221,406 and $175,595, respectively.

8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to two customers that exceeded 10 percent of total sales during fiscal years 2008, 2007 and 2006 as listed below:

	2008	2007	2006
Customer # 1	$13,818,000	$14,099,000	$13,103,000
Customer # 2	$8,719,000	$1,449,000	$—
The Company had accounts receivable from customer #1 of $1,555,000 and $1,929,000 at August 31, 2008 and August 26, 2007, respectively. The Company had accounts receivable from customer #2 of $1,484,000 and $480,000 at August 31, 2008 and August 26, 2007, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with these customers.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006
Net Income	$1,477,923	$746,674	$573,337

Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,751,779	2,700,385	2,677,795

Effect of dilutive securities; employee and non-employee options	65,175	51,171	41,225

Dilutive common shares; denominator for diluted earnings per share	2,816,954	2,751,556	2,719,020

Basic earnings per share	$.54	$.28	$.21

Dilutive earnings per share	$.52	$.27	$.21

10.	GOODWILL AND OTHER ASSETS

Goodwill consists of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets).

The Company recorded $33,063 of deferred financing costs incurred in connection with the mortgages, obtained in 2004, described in Note 3. The costs are being amortized over five years on a straight-line basis (which approximates the interest method) with the Company incurring approximately $6,600 of amortization expense for each of the years August 31, 2008, August 26, 2007 and August 27, 2006, respectively.