Form 10-Q
period 2008-11-30
WSI INDUSTRIES, INC.
filed 2009-01-09
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-619
WSI Industries, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0691607
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

213 Chelsea Road, Monticello, Minnesota	55362
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No   ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,859,336 shares of common stock were outstanding as of December 31, 2008.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Part I. Financial Information
     Item I. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$2,090,937	$1,843,601
Accounts receivable	3,460,974	3,753,354
Inventories	2,668,279	2,536,006
Prepaid and other current assets	204,349	188,933
Deferred tax assets	190,300	163,829

Total Current Assets	8,614,839	8,485,723

Property, Plant and Equipment — Net	8,163,955	7,230,515

Deferred tax assets	475,785	557,689

Goodwill and other assets, net	2,371,207	2,372,861

	$19,625,786	$18,646,788

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,391,338	$2,498,624
Accrued compensation and employee withholdings	433,798	719,208
Other accrued expenses	61,558	54,723
Current portion of long-term debt	1,124,084	1,025,414

Total Current Liabilities	4,010,778	4,297,969

Long-term debt, less current portion	6,477,142	5,237,460

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,859,336 and 2,825,358 shares, respectively	285,933	282,536
Deferred compensation	(333,918)	(245,984)
Capital in excess of par value	2,688,661	2,573,797
Retained earnings	6,497,190	6,501,010

Total Stockholders’ Equity	9,137,866	9,111,359

	$19,625,786	$18,646,788

See notes to condensed consolidated financial statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
	November 30,	November 25,
	2008	2007
Net sales	$6,035,431	$5,974,584

Cost of products sold	5,208,766	4,855,541

Gross margin	826,665	1,119,043

Selling and administrative expense	582,540	576,998
Gain on sale of equipment	—	(97,861)
Interest and other income	(5,688)	(22,105)
Interest and other expense	92,497	67,067

Earnings from operations before income taxes	157,316	594,944

Income taxes	56,633	208,231

Net income	$100,683	$386,713

Basic earnings per share	$.04	$.14

Diluted earnings per share	$.04	$.14

Cash dividend per share	$.0375	$.0375

Weighted average number of common shares outstanding, basic	2,784,514	2,723,559

Weighted average number of common Shares outstanding, diluted	2,798,030	2,804,071

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
	November 30,	November 27,
	2008	2007
Cash Flows From Operating Activities:
Net income	$100,683	$386,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	237,297	187,249
Amortization of deferred finance cost	1,654	1,653
Gain on sale of equipment	—	(97,861)
Deferred taxes	55,433	201,679
Stock option compensation expense	34,979	21,786
Changes in assets and liabilities:
Decrease in accounts receivable	292,380	27,890
(Increase) decrease in inventories	(132,273)	342,034
Increase in prepaid expenses	(15,416)	(79,587)
Decrease in accounts payable and accrued expenses	(390,512)	(570,809)

Net cash provided by operations	184,225	420,747

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(251,694)	(36,102)
Proceeds from sale of equipment	—	97,861

Net cash (used in) provided by investing activities	(251,694)	61,759

Cash Flows From Financing Activities:
Payments of long-term debt	(205,691)	(156,991)
Proceeds from issuance of long-term debt	625,000	—
Dividends paid	(104,504)	(102,134)

Net cash provided by (used in) financing activities	314,805	(259,125)

Net Increase In Cash And Cash Equivalents	247,336	223,381

Cash And Cash Equivalents At Beginning Of Year	1,843,601	1,626,801

Cash And Cash Equivalents At End Of Reporting Period	$2,090,937	$1,850,182

Supplemental cash flow information:
Cash paid during the period for:
Interest	$92,736	$67,284
Payroll withholding taxes in cashless stock option exercise	$4,651	$—
Income taxes	$1,200	$6,552
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$919,043	$1,195,920
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     The condensed consolidated balance sheet as of November 30, 2008, the condensed consolidated statements of income for the thirteen weeks ended November 30, 2008 and November 25, 2007 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
     The condensed consolidated balance sheet at August 31, 2008 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 annual report to shareholders. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
2.	INVENTORIES
     Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 30,	August 31,
	2008	2008
Raw material	$1,128,304	$1,004,577
WIP	908,969	883,284
Finished goods	631,006	648,145

	$2,668,279	$2,536,006

3.	GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2008 fourth quarter did not indicate an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.

The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company’s facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended November 30, 2008 and November 25, 2007, respectively.

4.	DEBT:

During the quarter ended November 30, 2008, the Company entered into a capitalized lease of approximately $919,000 in connection with the acquisition of machinery and equipment. The lease carried an interest rate of approximately 6.5% and matures in 2015.
5.	EARNINGS PER SHARE: The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 30,	November 25,
	2008	2007
Numerator for earnings per share:
Net income	$100,683	$386,713

Denominator:
Denominator for basic earnings per share — weighted average shares	2,784,514	2,723,559

Effect of dilutive securities:
Employee and non-employee options	13,516	80,512

Dilutive common shares Denominator for diluted earnings per share	2,798,030	2,804,071

Basic earnings per share	$.04	$.14

Diluted earnings per share	$.04	$.14

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
     The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.
Results of Operations:
     Net sales were $6,035,000 for the quarter ending November 30, 2008; a 1% increase from the same period of the prior year with increases in sales from the Company’s all terrain vehicle (ATV) and energy markets being offset by decreases in sales from the Company’s motorcycle market.
     Sales from the Company’s ATV and motorcycle markets were $3,290,000 and $3,757,000 for the quarters ended November 30, 2008 and November 25, 2007, respectively. Sales from the ATV market increased by 10% during the fiscal 2009 first quarter; however that sales increase was more than offset by a decrease in sales in the motorcycle market that occurred as a result of a softening of demand.
     Sales from the Company’s energy market amounted to $2,112,000 in the first quarter as compared to $1,423,000 in the prior year’s first quarter. The Company experienced a softening in demand from most of its energy programs in fiscal 2009 first quarter as compared to the fiscal 2008 fourth quarter.
     Sales from the Company’s aerospace and defense markets totaled $486,000 and $531,000 for the quarters ended November 30, 2008 and November 25, 2007, respectively. The Company believes that these decreases are not a result of significant change in a customer or product requirement, but rather a result of a general decrease in the level of business with the Company’s customers in these markets.
     Sales from the Company’s biosciences market totaled $123,000 for the quarter ended November 30, 2008, as compared to the prior year quarter’s amount of $146,000. The Company believes that these decreases are not a result of significant change in a customer or product requirement, but rather a result of a general decrease in the level of business with the Company’s customers in these markets.

     Gross margin for the quarters ended November 30, 2008 and November 25, 2007 were 14% and 19%, respectively. The gross margin decrease for the quarter ended November 30, 2008 is attributable to start-up costs associated with new programs in the energy market. As described above, the Company experienced a softening in demand during the fiscal 2009 first quarter. During the quarter, the Company was commencing production on new parts from its primary customer in the energy field, as well as starting production on a new program from an affiliate of this primary customer. The production in these two areas incurred tooling and other start-up related costs that negatively affected gross margin during the fiscal 2009 first quarter.
     Selling and administrative expense of $583,000 for the quarter ending November 30, 2008 was comparable to the prior year quarter’s expense of $577,000.
     During the prior year quarter ended November 25, 2007, and as part of its program to maintain its capital equipment at the highest technical level, the Company sold some fully-depreciated equipment which generated a gain on sale of equipment of $98,000.
     Interest expense in the first quarter of fiscal 2009 was $92,000 compared to $67,000 in first quarter of fiscal 2008 reflecting the investment in new equipment that the Company has made as well as interest related to the Company’s building addition completed during the first quarter of fiscal 2009.
     The Company recorded income tax expense at an effective tax rate of 36% for the quarter ended November 30, 2008 and 35% for quarter ended November 25, 2007.
Liquidity and Capital Resources:
     On November 30, 2008, working capital was $4,604,000 compared to $4,188,000 at August 31, 2008. The ratio of current assets to current liabilities at November 30, 2008 was 2.15 to 1.0 compared to 1.97 to 1.0 at August 31, 2008. The improvement in both measurements is attributable to the generation of cash from operations in the Company’s fiscal 2009 first quarter.
     It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. The Company’s line of credit expires February 1, 2009; however, it expects that it will renew the line at that point. No amounts have been borrowed under the line of credit which carries an interest rate at prime.
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

WSI INDUSTRIES, INC.
Date: January 9, 2009	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: January 9, 2009	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO