Form 10-Q
period 2009-03-01
WSI INDUSTRIES, INC.
filed 2009-03-30
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,878,868 shares of common stock were outstanding as of March 25, 2009.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 1,	August 31,
	2009	2008
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,294,623	$1,843,601
Accounts receivable	3,771,746	3,753,354
Inventories	2,561,588	2,536,006
Prepaid and other current assets	163,130	188,933
Deferred tax assets	183,200	163,829

Total Current Assets	7,974,287	8,485,723

Property, Plant and Equipment — Net	8,043,815	7,230,515

Deferred tax assets	635,314	557,689

Goodwill and other assets, net	2,369,554	2,372,861

	$19,022,970	$18,646,788

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,223,168	$2,498,624
Accrued compensation and employee withholdings	403,032	719,208
Other accrued expenses	124,255	54,723
Current portion of long-term debt	1,133,519	1,025,414

Total Current Liabilities	3,883,974	4,297,969

Long-term debt, less current portion	6,263,760	5,237,460

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,878,868 and 2,825,358 shares, respectively	287,886	282,536
Deferred compensation	(361,863)	(245,984)
Capital in excess of par value	2,758,562	2,573,797
Retained earnings	6,190,651	6,501,010

Total Stockholders’ Equity	8,875,236	9,111,359

	$19,022,970	$18,646,788

See notes to condensed consolidated financial statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
	March 1,	February 24,	March 1,	February 24,
	2009	2008	2009	2008

Net sales	$4,001,424	$6,421,607	$10,036,855	$12,396,192

Cost of products sold	3,809,624	5,056,809	9,018,390	9,912,351

Gross margin	191,800	1,364,798	1,018,465	2,483,841

Selling and administrative expense	557,666	649,659	1,140,206	1,226,657
Gain on sale of equipment	—	—	—	(97,861)
Interest and other income	(4,045)	(27,791)	(9,732)	(49,896)
Interest expense	117,147	77,194	209,643	144,261

Income (loss) before income taxes	(478,968)	665,736	(321,652)	1,260,680

Income taxes (benefits)	(172,429)	233,007	(115,796)	441,238

Net income (loss)	$(306,539)	$432,729	$(205,856)	$819,442

Basic earnings (loss) per share	$(.11)	$.16	$(.07)	$.30

Diluted earnings (loss) per share	$(.11)	$.15	$(.07)	$.29

Cash dividend per share	$—	$.0375	$.0375	$.075

Weighted average number of common shares outstanding, basic	2,788,897	2,734,278	2,786,706	2,728,918

Weighted average number of common shares outstanding, diluted	2,788,897	2,794,724	2,786,706	2,786,661

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
	March 1,	February 24,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(205,856)	$819,442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	508,264	393,528
Amortization	3,306	3,306
Gain on sale of equipment	—	(97,861)
Deferred taxes	(96,996)	414,887
Stock option compensation expense	83,777	68,837
Changes in assets and liabilities:
Increase in accounts receivable	(18,392)	(642,659)
Increase in inventories	(25,582)	(380,309)
Decrease in prepaid expenses	25,803	79,228
Increase (decrease) in accounts payable and accrued expenses	(531,639)	109,441

Net cash provided by (used in) operations	(257,315)	767,840

Cash Flows From Investing Activities:
Proceeds from sales of equipment	—	97,861
Purchase of property, plant and equipment	(402,521)	(79,122)

Net cash provided by (used in) investing activities	(402,521)	18,739

Cash Flows From Financing Activities:
Stock options exercised	—	42,085
Payments of long-term debt	(409,638)	(327,088)
Proceeds from issuance of long-term debt	625,000	—
Dividends paid	(104,504)	(204,869)

Net cash provided by (used in) financing activities	110,858	(489,872)

Net Increase (Decrease) In Cash And Cash Equivalents	(548,978)	296,707

Cash And Cash Equivalents At Beginning Of Year	1,843,601	1,626,801

Cash And Cash Equivalents At End Of Reporting Period	$1,294,623	$1,923,508

Supplemental cash flow information:
Cash paid during the period for:
Interest	$206,849	$144,693
Income taxes	$1,200	$6,552
Payroll withholding taxes in cashless stock option exercise	$9,540	8,597
Non cash investing and financing activities:
Acquisition of equipment through capital lease	$919,043	$1,195,920
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of March 1, 2009, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended March 1, 2009 and February 24, 2008 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
The condensed consolidated balance sheet at August 31, 2008 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
2.	INVENTORIES:

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	March 1,	August 31,
	2009	2008

Raw material	$1,124,468	$1,004,577
WIP	814,297	883,284
Finished goods	622,823	648,145

	$2,561,588	$2,536,006

3.	GOODWILL AND OTHER ASSETS:
Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2008 fourth quarter did not indicate an impairment of goodwill and since that time no events or circumstances have occurred that suggest an impairment exists. The Company will analyze goodwill annually and more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or negative operating results, occur.
The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into to purchase the Company’s facility in Monticello, Minnesota in May 2004. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarters ended March 1, 2009 and February 24, 2008, respectively.

4.	DEBT AND LINE OF CREDIT:
Effective January 31, 2009, the Company renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at LIBOR plus 2.75%, however the rate shall never go below a floor of 4.50%. At March 1, 2009, the effective rate was 4.50%. The agreement also contains restrictive provisions concerning yearly capital expenditures, a maximum debt to net worth ratio, a minimum current ratio, a minimum net worth and a minimum debt service coverage ratio. The Company is in compliance with all of the covenants of the agreement as of March 1, 2009. The credit agreement is secured by all assets of the Company, expires February 1, 2010 and does not have an outstanding balance at March 1, 2009.
5.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	March 1,	February 24,	March 1,	February 24,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$(306,539)	$432,729	$(205,856)	$819,442

Denominator
Denominator for basic earnings per share — weighted average shares	2,788,897	2,734,278	2,786,706	2,728,918

Effect of dilutive securities:
Employee and non-employee options	—	60,446	—	57,743

Dilutive common shares
Denominator for diluted earnings per share	2,788,897	2,794,724	2,786,706	2,786,661

Basic earnings (loss) per share	$(.11)	$.16	$(.07)	$.30

Diluted earnings (loss) per share	$(.11)	$.15	$(.07)	$.29

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
Results of Operations:
Net sales were $4,001,000 for the thirteen weeks ending March 1, 2009, a decrease of 38% or $2,420,000 from the same period of the prior year. Year-to-date sales in fiscal 2009 are $10,037,000 compared to $12,396,000 in the prior year which equates to a 19 % decrease. We have experienced a decline in sales in all sectors of our business in fiscal 2009.
Sales from the Company’s recreational vehicle market amounted to $1,869,000 and $3,503,000 for the thirteen weeks ended March 1, 2009 and February 24, 2008, respectively. Year-to-date sales for the Company’s recreational vehicle market were $5,154,000 and $7,260,000 for the twenty-six weeks ended March 1, 2009 and February 24, 2008, respectively. Sales from both the Company’s ATV and motorcycle markets experienced declines in both quarter and year-to-date in the second quarter of fiscal 2009 due to the economic recession. Sales from the Company’s motorcycle market were also lower for both the quarter and year-to-date periods in fiscal 2009 due to a planned reduction in business previously announced.
Sales from the Company’s energy business were $1,635,000 and $3,747,000 for the quarter and year-to-date periods ended March 1, 2009. In the prior year, these sales amounted to $2,236,000 and $3,660,000 for the quarter and year-to-date periods, respectively. While sales were somewhat positively impacted from the start-up on a new program, overall sales are lower due to the slow down in the oil and gas drilling equipment industry.
Sales from the Company’s aerospace and defense markets amounted to $375,000 and $513,000 for the quarter ended March 1, 2009 and February 24, 2008, respectively. Year-to-date sales for the Company’s aerospace and defense markets were $861,000 and $1,043,000 for the twenty-six weeks ended March 1, 2009 and February 24, 2008, respectively. The Company believes that the reductions are due to the economic recession.

Sales from the Company’s biosciences market totaled $97,000 and $122,000 for the quarter ended March 1, 2009 and February 24, 2008, respectively. Year-to-date sales for the biosciences market were $220,000 and $293,000 for the twenty-six weeks ended March 1, 2009 and February 24, 2008, respectively. The Company believes that the biosciences market has also been negatively affected by the economic recession.
Sales from the Company’s other revenue markets are at or less than 1% of total sales in the current year and are immaterial to the Company’s revenues as a whole.
Gross margin decreased to 5% for the quarter ending March 1, 2009 versus 21% in the year ago period. Year-to-date gross margins were 10% and 20% for the twenty-six week periods ending March 1, 2009 and February 24, 2008, respectively. The decrease in gross margin is attributable to the sales decline and corresponding inefficiencies created from the lower volumes. Gross margins were also affected by program start-up costs in the energy business in the quarter ended March 1, 2009.
Selling and administrative expense of $558,000 for the quarter ending March 1, 2009 was $92,000 lower than in the prior year period due primarily to lower compensation expense. Year-to-date selling and administrative expense of $1,140,000 was $86,000 lower than the comparable prior year period due primarily to the same reason.
Interest expense in the second quarter of fiscal 2009 was $117,000, which was $40,000 more than the second quarter of fiscal 2008 amount of $77,000. Year-to-date interest expense for fiscal 2009 of $210,000 was higher than the prior year-to-date amount by $65,000. The higher interest costs are as a result of the increased borrowing for investments in new equipment and a building addition made by the Company.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended March 1, 2009 and 35% for the quarter and year-to-date periods ended February 24, 2008.
Liquidity and Capital Resources:
On March 1, 2009 working capital was $4,090,000 and did not change significantly as compared to $4,188,000 at August 31, 2008. The ratio of current assets to current liabilities at March 1, 2009 was also comparable at 2.05 to 1.0 compared to 1.97 to 1.0 at August 31, 2008.
As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit agreement with its bank during the fiscal 2009 second quarter. Interest on the renewed agreement is at LIBOR plus 2.75%, however the rate shall never go below a floor of 4.50%.
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

The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company’s ability to obtain additional manufacturing programs and retain current programs; (ii) the Company’s ability to timely and cost effectively ramp up new programs; (iii) the loss of significant business from any one of its current major customers could have a material adverse effect on the Company; (iv) the Company was dependent upon two customers for 87% of its revenues in fiscal year 2008 and expects that a significant portion of its future revenue will be derived from these customers; (v) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (vi) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (vii) the prices of our products are subject to a downward pressure from customers and market pressure from competitors; (viii) the Company’s ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (ix) the Company’s ability to comply with covenants of its credit facility; (x) fluctuations in operating results due to, among other things, changes in customer demand for our product in our manufacturing costs and efficiencies of our operations; and (xi) a trend among our customers toward outsourcing manufacturing to foreign operations.
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
PART II. OTHER INFORMATION:
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Shareholders of the Company was held on January 8, 2009. Of the 2,858,715 shares of common stock issued and outstanding and entitled to vote at the close of business on November 10, 2008, shareholders holding 2,253,551 shares were present at the Annual Meeting either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:
A. To elect five (5) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

Name of Nominee:
Paul Baszucki	For	2,177,798	Withhold	175,753
Thomas C. Bender	For	2,171,190	Withhold	182,361
Burton F. Myers II	For	2,171,498	Withhold	182,053
Eugene J. Mora	For	2,164,529	Withhold	189,022
Michael J. Pudil	For	2,177,500	Withhold	176,051
Each director nominee was elected by the shareholders.
B. To ratify the appointment of Schechter Dokken Kanter Andrews & Selcer Ltd as independent auditors.
For 2,272,080 Against 35,348 Abstain 46,123
The shareholders approved the appointment.

ITEM 6. EXHIBITS
A. The following exhibits are included herein:

Exhibit 10.1	Eighth Amendment and Modification of Revolving Line of Credit dated January 31, 2009 between the Company and M&I Marshall & Ilsley Bank.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certificate pursuant to 18 U.S.C. §1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.
Date: March 30, 2009	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: March 30, 2009	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO