Form 10-Q
period 2009-05-31
WSI INDUSTRIES, INC.
filed 2009-06-29
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,878,868 shares of common stock were outstanding as of June 26, 2009.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Item I. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2009	2008
Assets

Current Assets:
Cash and cash equivalents	$2,787,329	$1,843,601
Accounts receivable	2,302,796	3,753,354
Inventories	2,261,748	2,536,006
Prepaid and other current assets	216,220	188,933
Deferred tax assets	145,100	163,829

Total Current Assets	7,713,193	8,485,723

Property, Plant and Equipment — Net	7,790,938	7,230,515

Deferred tax assets	666,727	557,689

Goodwill and other assets, net	2,368,452	2,372,861

	$18,539,310	$18,646,788

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,014,749	$2,498,624
Accrued compensation and employee withholdings	337,839	719,208
Other accrued expenses	52,213	54,723
Current portion of long-term debt	860,866	1,025,414

Total Current Liabilities	3,265,667	4,297,969

Long-term debt, less current portion	6,327,457	5,237,460

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,878,868 and 2,825,358 shares, respectively	287,886	282,536
Deferred compensation	(361,863)	(245,984)
Capital in excess of par value	2,817,627	2,573,797
Retained earnings	6,202,536	6,501,010

Total Stockholders’ Equity	8,946,186	9,111,359

	$18,539,310	$18,646,788

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008

Net sales	$4,736,301	$6,702,648	$14,773,156	$19,098,840

Cost of products sold	4,083,261	5,497,337	13,101,651	15,409,688

Gross margin	653,040	1,205,311	1,671,505	3,689,152

Selling and administrative expense	532,755	596,806	1,672,961	1,823,463
Interest and other income	(4,568)	(16,099)	(14,300)	(163,855)
Interest expense	106,281	75,123	315,924	219,384

Income (loss) before income taxes	18,572	549,481	(303,080)	1,810,160

Income tax (benefits)	6,687	192,018	(109,109)	633,256

Net income (loss)	$11,885	$357,463	$(193,971)	$1,176,904

Basic earnings (loss) per share	$.00	$.13	$(.07)	$.43

Diluted earnings (loss) per share	$.00	$.13	$(.07)	$.42

Cash dividend per share	$.00	$.0375	$.0375	$.1125

Weighted average number of common shares outstanding, basic	2,792,729	2,763,895	2,788,713	2,740,577

Weighted average number of common shares outstanding, diluted	2,792,729	2,859,507	2,788,713	2,811,097

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
	May 31,	May 25,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(193,971)	$1,176,904
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	779,977	592,230
Amortization	4,409	4,959
Gain on disposal of equipment	—	(94,869)
Deferred taxes	(90,309)	616,635
Stock option compensation expense	142,842	121,224
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,450,558	(364,572)
(Increase) decrease in inventories	274,258	(565,659)
Increase in prepaid expenses	(27,287)	(134,702)
Decrease in accounts payable and accrued expenses	(877,294)	(552,341)

Net cash provided by operations	1,463,183	799,809

Cash Flows From Investing Activities:
Proceeds from sales of equipment	—	123,073
Purchase of property, plant and equipment	(421,357)	(171,106)

Net cash used in investing activities	(421,357)	(48,033)

Cash Flows From Financing Activities:
Payments of long-term debt	(618,594)	(492,108)
Issuance of common stock	—	42,085
Proceeds from issuance of long-term debt	625,000	—
Dividends paid	(104,504)	(309,170)

Net cash used in financing activities	(98,098)	(759,193)

Net Increase (Decrease) In Cash And Cash Equivalents	943,728	(7,417)

Cash And Cash Equivalents At Beginning Of Year	1,843,601	1,626,801

Cash And Cash Equivalents At End Of Reporting Period	$2,787,329	$1,619,384

Supplemental cash flow information:
Cash paid during the period for:
Interest	$312,805	$219,659
Income taxes	$12,951	$10,530
Payroll withholding taxes in cashless stock option exercise	$9,540	$414,255
Non-cash investing and financing activities:
Acquisition of machinery through capital lease	$919,043	$1,659,820
Deferred tax benefit from exercise of stock options	$—	$346,813
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of May 31, 2009, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 31, 2009 and May 25, 2008 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
The condensed consolidated balance sheet at August 31, 2008 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES:
Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 31,	August 31,
	2009	2008

Raw material	$479,230	$1,004,577
WIP	1,212,834	883,284
Finished goods	569,684	648,145

	$2,261,748	$2,536,006

The Company did not dispose of any significant obsolete inventory during the quarter ended May 31, 2009 and therefore there was no material effect on gross margin from any dispositions.

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

The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into to purchase the Company’s facility in Monticello, Minnesota in May 2004. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,102 and $1,653 of amortization expense for the quarters ended May 31, 2009 and May 25, 2008, respectively.

4.	DEBT:
When the Company purchased its current land and building it entered into two mortgages. The first mortgage was with its bank for $1,360,000 that matures on May 1, 2014. The mortgage had an initial interest rate of 5.37% with a provision that the rate would adjust on May 3, 2009 to a rate 2.5% above the monthly yield on United States Treasury five-year securities. During the fiscal 2009 third quarter the interest rate was adjusted to 4.38%. The mortgage requires monthly principal and interest payments of $7,637 based on a 20-year amortization schedule. The mortgage is secured by all assets of the Company.
On April 20, 2009, the Company amended its loan agreement with the City of Monticello Economic Development Authority (“EDA”) under which the Company extended the term of its original loan agreement for two years. Under the amendment, the term of the original loan agreement will be extended until May 3, 2011 at which time the loan will be due in full. The Company will continue to make the same monthly payment of $1,483 to the EDA at an interest rate of 2% based on an original 25 year amortization schedule.
In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company could draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount of $1.2 million. The loan requires monthly payments of interest only at the bank’s prime rate plus .50% with the loan due in full on June 30, 2010. At May 31, 2009, the principal balance due was $1.2 million with an interest rate of 3.25%. The loan is secured by all assets of the Company.

5.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 31,	May 25,	May 31,	May 25,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$11,885	$357,463	$(193,971)	$1,176,904

Denominator
Denominator for basic earnings per share — weighted average shares	2,792,729	2,763,895	2,788,713	2,740,577

Effect of dilutive securities:
Employee and non-employee options	—	95,612	—	70,520

Dilutive common shares
Denominator for diluted earnings per share	2,792,729	2,859,507	2,788,713	2,811,097

Basic earnings (loss) per share	$.00	$.13	$(.07)	$.43

Diluted earnings (loss) per share	$.00	$.13	$(.07)	$.42

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
Results of Operations:
Net sales were $4,736,000 for the quarter ending May 31, 2009 compared to $6,703,000 in the same period of the prior year, a decrease of 29%. Year-to-date sales for the first three quarters of fiscal 2009 were $14,773,000 compared to $19,099,000 in the prior year, a decrease of 23%. The Company’s fiscal third quarter and year-to-date sales decreased across virtually all business lines due to the current economic recession and tight credit conditions that have affected customers.
Sales from the Company’s recreational vehicle market amounted to $2,696,000 and $3,444,000 for the quarters ended May 31, 2009 and May 25, 2008, respectively. Year-to-date sales for the Company’s recreational vehicle market were $7,850,000 and $10,703,000 for the three quarters ended May 31, 2009 and May 25, 2008, respectively. The Company experienced sales declines in both its ATV and motorcycle markets; however the majority of the decreases came from a decrease in volume to its motorcycle business and is attributable to the economic downturn.
Sales from the Company’s energy business amounted to $1,578,000 and $5,327,000 for the quarter and year-to-date ended May 31, 2009, respectively. In the prior year, the Company had $2,471,000 and $6,131,000 in sales for the quarter and year-to-date ended May 25, 2008. The Company believes that the decrease in sales for the respective periods is due to a combination of factors including the recession, tight credit conditions and lower oil prices.

Sales from the Company’s aerospace and defense markets amounted to $350,000 and $592,000 for the quarter ended May 31, 2009 and May 25, 2008, respectively. Year-to-date sales for the Company’s aerospace and defense markets were $1,206,000 and $1,662,000 for the three quarters ended May 31, 2009 and May 25, 2008, respectively. As stated in prior paragraphs, the Company believes the decreases are due to the recession.
Sales from the Company’s biosciences market totaled $83,000 and $162,000 for the quarter ended May 31, 2009 and May 25, 2008, respectively. Year-to-date sales for the biosciences market were $302,000 and $455,000 for the three quarters ended May 31, 2009 and May 25, 2008, respectively. Economic conditions again are believed to be the reason for the decreases.
Sales from the Company’s other revenue markets are at or less than 1% of total sales in the current year and are immaterial to the Company’s revenues as a whole.
Gross margin decreased to 13.8% for the quarter ending May 31, 2009 versus 18.0% in the prior year quarter. The decrease was due primarily to a decrease in overall sales and production volume. Year-to-date gross margins decreased to 11.3% from 19.3% with the decrease again attributable to volume.
Selling and administrative expense was $533,000 for the quarter ending May 31, 2009 versus $597,000 in the prior year quarter. Year-to-date selling and administrative expense of $1,673,000 was $150,000 lower than the comparable prior year period. Both quarter and year-to-date decreases were due primarily to decreases in compensation costs.
Interest expense in the third quarter of fiscal 2009 was $106,000 as compared to $75,000 in the prior year quarter. Year-to-date interest expense for fiscal 2009 was $316,000 versus $219,000 in the prior year. Interest expense is up due primarily to new capitalized leases entered into during the last half of fiscal 2008 and the first quarter of fiscal 2009.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended May 31, 2009 and 35% for the quarter and year-to-date periods ended May 25, 2008.
Liquidity and Capital Resources
On May 31, 2009, working capital was $4,448,000 compared to $4,188,000 at August 31, 2008. The ratio of current assets to current liabilities at May 31, 2009 was 2.36 to 1.0 compared to 1.97 to 1.0 at August 31, 2008. The improvement in both measures was due in large part to the extension of the maturity in the loan agreement with the Monticello Economic Development Authority.
The Company paid quarterly dividends of $.0375 per share of its common stock in each of the first three quarters of fiscal 2008. The Company paid a dividend of $.0375 per share in its fiscal 2009 first quarter, but discontinued the dividend in January 2009. The dividend payments for the first three quarters of fiscal 2008 totaled $309,000 and $105,000 in the first quarter of fiscal 2009.
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
The following risks and uncertainties, as well as others not now anticipated, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) a severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our customers’ financial condition and the levels of business activity of our customers and the industries we serve; (ii) the Company’s ability to obtain additional manufacturing programs and retain current programs; (iii) the Company’s ability to timely and cost effectively ramp up new programs; (iv) the loss of significant business from any one of its current major customers could have a material adverse effect on the Company; (v) the Company was dependent upon two customers for 87% of its revenues in fiscal year 2008 and expects that a significant portion of its future revenue will be derived from these customers; (vi) a significant downturn in the industries in which the Company participates could have an adverse effect on the demand for Company services; (vii) our sales are concentrated in a limited number of highly competitive industries, each with a limited number of customers; (viii) the prices of our products are subject to a downward pressure from customers and market pressure from competitors; (ix) the Company’s ability to curtail its costs and expenses for new manufacturing programs, commensurate with expected revenues; (x) the Company’s ability to comply with covenants of its credit facility; (xi) fluctuations in operating results due to, among other things, changes in customer demand for our product in our manufacturing costs and efficiencies of our operations; and (xi) a trend among our customers toward outsourcing manufacturing to foreign operations.
The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES
(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that as of May 31, 2009 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness described below, we believe our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.
(b) Changes in Internal Controls over Financial Reporting.
There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.
During the quarter ended May 31, 2009, the Company reduced its staff in its finance and accounting department for financial reasons. Due to that reduction, we have limited staff that perform all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post journal entries and responsibility for the preparation of financial statements. In conjunction with management’s review of changes in internal control over financial reporting as assisted by its outside consulting firm that it hired, it was determined that the deficiencies caused by the limited staffing constituted a material weakness in the area of segregation of duties and adequacy of personnel. This reduction in our financial and accounting personnel, and the related identification of a material weakness, is a change in our internal control over financial reporting that is reasonably likely to materially affect our internal control over financial reporting.
Due to the lack of financial and personnel resources, we do not intend to take any action at this time to increase our financial accounting staff to remediate this material weakness, but will continue to rely on our remaining staff and historic oversight of management to provide reasonable assurances regarding the reliability of our financial reporting.

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

WSI INDUSTRIES, INC.
Date: June 29, 2009	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: June 29, 2009	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO