Form 10-K
period 2009-08-30
WSI INDUSTRIES, INC.
filed 2009-11-25
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 30, 2009

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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 27, 2009 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $3,973,000 based upon the closing sale price on that date of $1.38 as reported by The NASDAQ Capital Market.
The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of November 23, 2009 was 2,880,952.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 6, 2010, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

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
Products and Services
The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials both purchased by the Company as well as being supplied by our customer.
Sales and Marketing
In fiscal 2007, the Company secured a new customer in the energy industry. Sales to the energy industry were the predominant factor in the Company’s sales growth in fiscal 2008 and fiscal 2007. The Company had overall increases in sales of 38% and 17% for fiscal 2008 and 2007, respectively. The Company’s other major markets, which include sales to the recreational vehicle and bioscience industries, were relatively stable in fiscal 2008 and fiscal 2007. In fiscal 2009, all areas of the Company’s business were affected by the national recession and we experienced decreases in sales. In fiscal 2009, the Company had an overall decrease in sales of 27%. Sales to the recreational vehicle market totaled approximately 54%, 54% and 76% of total sales in fiscal 2009, 2008 and 2007, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 8%, 9% and 10% of total sales in fiscal 2009, 2008 and 2007, respectively. Sales to the energy industry, which commenced in fiscal 2007, totaled approximately 36%, 34% and 8% of sales in fiscal 2009, 2008 and 2007, respectively. Sales to the bioscience industry amounted to approximately 2% of total sales in fiscal 2009 and 2008 and 4% of sales in fiscal 2007.
The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.
Customers
Sales in excess of 10 percent of fiscal 2009 consolidated sales were made to Polaris Industries, Inc. and related entities in the amount of $9,652,000 or 51% of total Company revenues. The Company also made sales of $5,680,000 or 30% of total Company revenues in fiscal 2009 to National Oilwell Varco.

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
Employees
At August 30, 2009, the Company had 55 employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.
Foreign and Domestic Operations and Export Sales
The Company has no operations or any significant sales in any foreign country.
Item 1A. Risk Factors.
In evaluating us as a company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and/or financial condition, as well as adversely affect the value of an investment in our common stock. In addition to the following disclosures, please refer to the other information contained in this report, including our consolidated financial statements and the related notes.
The economic conditions in the United States and around the world could adversely affect our financial results. Demand for our services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, and the profits, capital spending, and liquidity of large OEM’s that we serve. A continued recession in the economy and in the markets that we serve could further cause our OEM customers to reduce ordering levels resulting in reschedules, program delays or cancelled orders of our services having an adverse effect on our business and our financial results.
We operate in the highly competitive and fragmented contract machining industry. We compete against many contract machining companies. We also compete with OEM in-house operations that are continually evaluating manufacturing products internally against the advantages of outsourcing. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor. The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. To respond to competitive pressures, we may be required to reduce our prices to customers or increase discounts to customers, which would result in lower gross profit margins and decreased revenue. These factors also impact the Company’s ability to obtain additional manufacturing programs and retain our current programs.
Controlling manufacturing costs is a significant factor in operating results. The Company’s ability to manage its costs on existing manufacturing programs and its ability to curtail costs and expenses on potential new manufacturing programs could have a significant impact on the Company’s operating results.

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2009, 2008 and 2007, one customer in the recreational vehicle market accounted for 51%, 53% and 75% of our revenue, respectively. In addition, in fiscal years 2009 and 2008, one customer in the energy industry accounted for 30% and 34% of our revenue, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers it could have an adverse effect on our results from operations.
Operating results may vary significantly from period to period. We can experience significant fluctuations in our revenue and operating results. One of the principal factors that contribute to these fluctuations is the significant changes in our customer’s delivery requirements. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Significant fluctuations in our revenue and operating results could also impact the Company’s ability to comply with its debt covenants of its credit facilities.
Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurances with respect to the preparation and fair presentation of financial statements.
The market price of our common stock has fluctuated significantly in the past and may continue in the future. The market price of our common stock has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, quarterly fluctuations in our financial results, customer contract awards, and general economic and political conditions in our various markets, In addition, the stock prices of small public contract manufacturing companies have experienced significant price and volume .fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.
Complying with securities laws and regulations is costly for us. Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations promulgated by the SEC and Nasdaq, are creating particular challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting have required, and will continue to require, the expenditure of significant financial and managerial resources.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt.
In fiscal 2008, the Company commenced an addition to its facility to add manufacturing space. Upon completion in early fiscal 2009, the addition added 12,500 square feet of manufacturing space.

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
As of November 9, 2009 there were 398 shareholders of record of the Company’s common stock.
The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low
FISCAL 2009:
First quarter	$7.32	$2.60
Second quarter	3.55	1.38
Third quarter	2.63	1.15
Fourth quarter	2.60	1.96

FISCAL 2008:
First quarter	$7.08	$4.31
Second quarter	10.80	5.30
Third quarter	17.45	7.68
Fourth quarter	12.71	6.05
The Company paid a quarterly dividend of $0.0375 per share in each of the quarters of fiscal year 2008. In fiscal year 2009, the Company paid a quarterly dividend on November 5, 2008, during its fiscal 2009 first quarter. The Company discontinued its quarterly dividend program in January 2009.

The following table sets forth information regarding our equity compensation plans in effect as of August 30, 2009. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.
Equity Compensation Plan Information

Number of shares of
	Number of shares of		common stock remaining
	common stock to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by shareholders:
2005 Stock Plan	174,666	$4.08	107,312

Total	174,666	$4.08	107,312

The Company made no repurchases of its common stock in fiscal year 2009.

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
We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no changes to our critical accounting policies during fiscal 2009.
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
Goodwill Impairment:
The Company evaluates the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company in part provided with guidance from the Company’s customers; and (b) material and labor costs of the Company’s major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2009 fourth quarter did not indicate an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets have two major components which relate to the Company’s NOL and the Company’s AMT tax credit carryforwards. The Company’s AMT tax credit carryforward does not expire. The Company’s NOL carryforward is approximately $3.5 million expiring in 2021 — 2029. The Company believes that given the extended time period for the NOL carryforward to expire as well as a return to a more normal growth rate experienced prior to the economic recession of fiscal 2009, that the Company is more likely than not to fully utilize its NOL carryforward before it expires. However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.
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
Liquidity and Capital Resources:
The Company’s net working capital at the end of fiscal 2009 was $3,403,000 as compared to $4,188,000 at the end of fiscal 2008. The decrease occurred primarily from decreases in accounts receivable and inventory and also an increase in current maturities of long-term debt offset by an increase in cash and a decrease in accounts payable. The ratio of current assets to current liabilities decreased to 1.75 to 1.0 from 1.97 to 1.0 in the prior year. The Company generated $1,767,000, $1,598,000 and $1,383,000 in cash from operations in fiscal 2009, 2008 and 2007, respectively.
Additions to property, plant and equipment either by cash or capitalized lease were $1,341,000 in fiscal 2009 compared to $3,556,000 in 2008 and $1,433,000 in 2007. These amounts included $919,000, $2,537,000 and $1,201,000 of machinery acquired through capital leases in fiscal 2009, 2008 and 2007, respectively. In its fiscal 2009 first quarter, the Company added one horizontal machining center for its energy business. Also in fiscal 2009, the Company completed its building addition and capitalized $267,000 in cost in addition to what was capitalized in fiscal 2008. In fiscal 2008, the Company added four horizontal machining centers and one vertical lathe. The equipment additions in fiscal 2008 were primarily for the increase in sales from the Company’s energy business. Also included in total additions for fiscal 2008, the Company capitalized $786,000 in connection with its building addition. In fiscal 2007, the Company added three vertical and two horizontal machining centers. The vertical equipment was primarily for technological upgrades and replacement of older machinery, while the horizontal machines were put in place due to the addition of the Company’s energy business in the spring of 2007.

On January 31, 2009, the Company renewed its revolving line credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million. The agreement expires on February 1, 2010. No balances were owed at August 30, 2009 and August 31, 2008, and no advances were made on the credit line during either fiscal 2009 or 2008.
In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company was able to draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1.2 million. The loan requires monthly payments of interest only at the bank’s prime rate plus .50% with the loan due in full on June 30, 2010. At August 30, 2009 the balance on the loan was $1.2 million. The loan is secured by all assets of the Company.
Proceeds from the sale of equipment amounted to $131,000 and $22,000 in fiscal 2008 and 2007, respectively. There were no material sales of machinery and equipment in fiscal 2009.
The Company’s total debt was $6,977,000 at August 30, 2009 which consisted of mortgages and loans on its building of $2,694,000 and capital lease obligations secured by production equipment of $4,283,000. Current maturities of long-term debt consist of $825,000 due on capital leases and $1,251,000 on its building related debt. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2010.
Results of Operations:
Net sales in fiscal 2009 were $18.8 million as compared to $25.9 million in the prior year, or a decrease of $7.1 million or 27%. The decrease in fiscal 2009 is attributable primarily to the economic recession, which negatively impacted sales in each of our major markets. Net sales in fiscal 2008 increased $7.1 million or 38% over fiscal 2007. The increase in fiscal 2008 sales came primarily from increases in the Company’s energy business.
The following is a reconciliation of sales by major market:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Recreational vehicle	$10,121,000	$14,050,000	$14,330,000
Aerospace and defense	1,507,000	2,219,000	1,944,000
Energy	6,693,000	8,856,000	1,449,000
Biosciences	351,000	504,000	819,000
Other	94,000	253,000	266,000

	$18,766,000	$25,882,000	$18,808,000

The overriding factor in the decrease in sales in fiscal 2009 in the recreational vehicle market was the economic recession. Both the ATV and motorcycle markets experienced declines in demand.
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

The Company’s sales in its motorcycle market are predominantly with one customer. However, in fiscal 2009, 2008 and fiscal 2007 revenues were also somewhat positively impacted by two additional customers which contributed sales of $469,000, $232,000 and $231,000 in those three years, respectively.
Fiscal 2009 sales in the aerospace and defense markets were down 32% again due to the recession and corresponding slump in the aerospace industry. Sales in fiscal 2008 in the Company’s aerospace and defense business increased 14% over the prior year due primarily to increased sales from a new customer added in fiscal 2007 and also to increased sales from a long-time customer.
Sales in fiscal 2009 in the energy market decreased 24% as compared to the prior year. The Company believes that the decrease in sales is due to a combination of factors including the recession, tight credit conditions and lower oil prices. Sales in fiscal 2008 increased to $8.9 million from $1.4 million in fiscal 2007. The increase was due to the ramp up of parts and programs throughout fiscal 2008. The Company entered the energy field in the spring of 2007 and achieved $1.4 million in sales in fiscal 2007.
Sales in the Company’s bioscience industry also decreased in fiscal 2009 and which is believed to be due primarily to the recession. The decrease in fiscal 2009 as compared to fiscal 2008 was 30%. Fiscal 2008 sales decreased 38% versus fiscal 2007 as the Company pared unprofitable programs.
The Company’s sales from its “other” market are primarily derived from sales in the small engine and computer components fields. The decrease in sales from fiscal 2007 through fiscal 2009 is primarily due to product life cycle issues.
The Company’s gross margin decreased in fiscal 2009 to 12.6% from the 18.9% in fiscal 2008 due primarily to the lower sales volume and a corresponding higher percentage of fixed costs such as depreciation. The 2008 gross margins were comparable to fiscal 2007 as they were only slightly higher by 0.4%.
No significant sales of obsolete items occurred in fiscal 2007 to 2009 and, correspondingly, no significant gross margin was recognized.
Selling and administrative expense decreased in fiscal 2009 to approximately $2.2 million from $2.5 million. The decrease is primarily attributable to lower compensation costs. Selling and administrative expense of $2.5 million in fiscal 2008 was an increase of $336,000 from fiscal 2007. The increase in fiscal 2008 was from higher payroll, professional service costs and stock option compensation expense. The Company adopted FAS 123R in fiscal 2007 and has recorded a non-cash stock option compensation expense of $196,000, $163,000 and $62,000 in fiscal 2009, 2008 and fiscal 2007, respectively. In addition, the Company incurred professional service expense in fiscal 2009 and fiscal 2008 in connection with its analysis of internal controls over financial reporting as required by Sarbanes-Oxley.
Interest expense in fiscal 2009 was $417,000 or an increase of $110,000 over fiscal 2008 and was higher than fiscal 2007 by $220,000. The interest expense increases are primarily due to new manufacturing equipment acquired under capital leases over the last several years.
The Company recorded income taxes at an effective tax rate of 36% for fiscal 2009, 35% for fiscal 2008 and 38% for fiscal 2007, respectively. The Company maintained its valuation allowance at zero during 2009 and 2008.

Caution Regarding Forward-Looking Statements
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the Company’s Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described above under Item 1A. Risk Factors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data.
See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 22, attached hereto, which consolidated financial statements are incorporated herein by reference.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of August 30, 2009 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness described below, we believe our consolidated financial statements presented in this Annual Report on Form 10-K fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.
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
The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company’s internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 30, 2009 based upon the framework in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 30, 2009, the Company’s internal control over financial reporting was not effective due to a lack of segregation of duties and adequacy of personnel previously described in Changes in Internal Controls over Financial Reporting.
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
Item 9B. Other Information.
None.

PART III
Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 30, 2009 and such information required by such items is incorporated herein by reference from the proxy statement.
Item 15. Exhibits.
(a) Documents filed as part of this report.
1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 20) hereinafter contained for all Consolidated Financial Statements.

2.	Exhibits.

Exhibit

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of WSI Industries, Inc. Incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

3.2	Restated and Amended Bylaws, as amended through January 6, 2005. Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

10.1	WSI Industries, Inc. 1994 Stock Plan, as amended. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-78491).

10.2	WSI Industries, Inc. 2005 Stock Plan. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-155768).

10.3	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.4	Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.5	Form of Restricted Stock Bonus Award Agreement under the Company’s 2005 Stock Plan.

10.6	Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K for the year ended August 25, 2002.

Exhibit
No.	Description
10.7	Employment Agreement between Michael J. Pudil and Registrant dated November 4, 1993, is incorporated by reference from Exhibit 10.4 of Registrant’s Form 10K for the fiscal year ended August 28, 1994.

10.8	Amendment dated January 9, 1997 to the Employment Agreement between the Registrant and Michael J. Pudil incorporated by reference from Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended February 23, 1997.

10.9	Second Amendment to Employment Agreement dated December 29, 2008 by and between WSI Industries, Inc. and Michael J. Pudil. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 29, 2008.

10.10	Employment (Change in Control) Agreement between Michael J. Pudil and Registrant dated January 11, 2001. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

10.11	Amendment No. 1 to Employment (Change in Control) Agreement between Michael J. Pudil and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.12	Second Amendment to Employment (Change in Control) Agreement dated December 29, 2008 by and between WSI Industries, Inc. and Michael J. Pudil. Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 29, 2008.

10.13	Employment Agreement dated as of October 7, 2009 by and between WSI Industries, Inc. and Michael J. Pudil. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 7, 2009.

10.14	Employment (change in control) Agreement between Paul D. Sheely and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

10.15	Amendment No. 1 to Employment (change in control) Agreement between Paul D. Sheely and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.11 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.16	Second Amendment to Employment Change in Control Agreement dated December 29, 2008 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated December 29, 2008.

10.17	Severance Letter Agreement dated October 7, 2009 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated October 7, 2009.

Exhibit
No.	Description
10.18	Employment Offer Letter dated October 5, 2009 by WSI Industries, Inc. to Benjamin Rashleger. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 7, 2009.

10.19	Employment (Change In Control) Agreement dated October 12, 2009 by and between WSI Industries, Inc. and Benjamin Rashleger. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 7, 2009.

10.20	Form of Restrictive Covenant Agreement by and between WSI Industries, Inc. and Michael J. Pudil, Paul D. Sheely and Benjamin Rashleger. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 7, 2009.

10.21	Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Excel Bank Minnesota as holder in the original principal amount of $1,360,000. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 3, 2004.

10.22	Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 3, 2004.

10.23	Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Monticello Economic Development Authority as holder in the original principal amount of $350,000. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 3, 2004.

10.24	Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 3, 2004.

10.25	Mortgage and Security Agreement and Fixture Financing Statement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 3, 2004.

10.26	Mortgage dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K dated May 3, 2004.

10.27	First Amendment to Loan Agreement dated April 20, 2009 by and between WSI Industries, Inc. and the City of Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated April 22, 2009.

Exhibit
No.	Description
10.28	Amended Promissory Note dated April 20, 2009 issued by WSI Industries, Inc. to the City of Monticello Economic Development Authority in the maximum principal amount of $350,000. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated April 22, 2009.

10.29	Second Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of May 3, 2004 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K dated May 3, 2004.

10.30	Third Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2005 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended November 28, 2004.

10.31	Fourth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2006 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 27, 2005.

10.32	Fifth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2007 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 26, 2006.

10.33	Sixth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 31, 2008 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and M&I Marshall and IIsley Bank. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended February 24, 2008.

10.34	Loan Agreement dated as of August 26, 2008 by and between WSI Industries, Inc. and M&I Marshall and IIsley Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 26, 2008.

Exhibit
No.	Description
10.35	Eighth Amendment and Modification of Revolving Line of Credit Promissory Note, Loan Agreement and Reaffirmation of Guaranties dated February 1, 2009 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc., WSI Rochester, Inc., and M&I Marshall & Ilsley Bank. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 1, 2009.

10.36	Promissory Note dated August 26, 2008 issued by WSI Industries, Inc. to M&I Marshall & Ilsley Bank in the maximum principal amount of $1,200,000. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 26, 2008.

10.37	Security Agreement dated August 26, 2008 by WSI Industries, Inc. as debtor in favor of M&I Marshall & Ilsley Bank as secured party. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated August 26, 2008.

10.38	Guaranty By Corporation dated August 26, 2008 by Taurus Numeric Tool, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated August 26, 2008.

10.39	Guaranty By Corporation dated August 26, 2008 by WSI Rochester, Inc. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated August 26, 2008.

14.1	Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certificate pursuant to 18 U.S.C. §1350.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSI INDUSTRIES, INC.
BY:	/s/ Michael J. Pudil
Michael J. Pudil
Chief Executive Officer

BY:	/s/ Paul D. Sheely
Paul D. Sheely
Vice President and Treasurer

DATE: November 25, 2009
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Pudil Michael J. Pudil	Chief Executive Officer and Director	November 25, 2009

/s/ Paul Baszucki	Director	November 25, 2009
Paul Baszucki

/s/ Thomas C. Bender	Director	November 25, 2009
Thomas C. Bender

/s/ Burton F. Myers II	Director	November 25, 2009
Burton F. Myers II

/s/ Eugene J. Mora	Director	November 25, 2009
Eugene J. Mora

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota
We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 30, 2009 and August 31, 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 30, 2009 and August 31, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended August 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter
Andrews & Selcer Ltd

Minneapolis, Minnesota
November 25, 2009

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 30, 2009 AND AUGUST 31, 2008

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$2,879,952	$1,843,601
Accounts receivable, less allowance for doubtful accounts of $10,074	2,735,586	3,753,354
Inventories (Note 2)	2,146,531	2,536,006
Prepaid and other current assets	51,902	188,933
Deferred tax assets (Note 6)	156,812	163,829

Total current assets	7,970,783	8,485,723

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	2,286,077	2,024,164
Machinery and equipment	11,065,856	10,028,147
Less accumulated depreciation	(6,650,574)	(5,640,796)

Total property, plant, and equipment	7,520,359	7,230,515

Deferred tax assets (Note 6)	644,277	557,689

Other assets (Note 10):
Deferred financing costs, net of accumulated amortization of $33,063 and $28,654, respectively	—	4,409
Goodwill and related acquisition costs	2,368,452	2,368,452

	$18,503,871	$18,646,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$2,007,516	$2,498,624
Accrued compensation and employee withholdings	313,071	719,208
Other accrued expenses	171,450	54,723
Current portion of long-term debt (Note 3)	2,075,672	1,025,414

Total current liabilities	4,567,709	4,297,969

Long-term debt, less current portion (Note 3)	4,901,748	5,237,460

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,878,868 shares and 2,825,358 respectively	287,886	282,536
Capital in excess of par value	2,871,068	2,573,797
Deferred compensation	(361,861)	(245,984)
Retained earnings	6,237,321	6,501,010

Total stockholders’ equity	9,034,414	9,111,359

	$18,503,871	$18,646,788

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 30, 2009, AUGUST 31, 2008 AND AUGUST 26, 2007

	2009	2008	2007

Net sales (Note 8)	$18,765,982	$25,881,818	$18,808,260

Cost of products sold	16,394,530	20,987,594	15,332,766

Gross margin	2,371,452	4,894,224	3,475,494

Selling and administrative expense	2,225,914	2,492,226	2,156,133
Gain on sale of equipment	—	(102,326)	(22,400)
Interest and other income	(22,385)	(75,967)	(59,446)
Interest expense	416,650	306,563	196,894

	2,620,179	2,620,496	2,271,181

Income (loss) before income taxes	(248,727)	2,273,728	1,204,313

Income taxes (benefits) (Note 6)	(89,542)	795,805	457,639

Net income(loss)	$(159,185)	$1,477,923	$746,674

Basic earnings (loss) per share	$(.06)	$.54	$.28

Diluted earnings (loss) per share	$(.06)	$.52	$.27

Cash dividend per share	$.0375	$.15	$.15

Weighted average number of common shares outstanding, basic	2,789,717	2,751,779	2,700,385

Weighted average number of common shares outstanding, diluted	2,789,717	2,816,954	2,751,556

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Capital in			Total
	Stock		Excess of	Deferred	Retained	Stockholders
	Shares	Amount	Par Value	Compensation	Earnings	Equity
Balance at August 27, 2006	2,680,630	$268,063	$2,129,167	$—	$5,094,045	$7,491,275

Net income	—	—	—	—	746,674	746,674
Restricted stock grants	7,606	761	25,816	(26,577)	—	—
Stock option compensation	—	—	61,873	—	—	61,873
Exercise of stock options	10,389	1,039	19,152	—	—	20,191
Exercise of stock appreciation rights and payment of withholding taxes	32,540	3,254	(21,086)	—	—	(17,832)
Dividends paid	—	—	—	—	(404,099)	(404,099)

Balance at August 26, 2007	2,731,165	$273,117	$2,214,922	$(26,577)	$5,436,620	$7,898,082

Net income	—	—	—	—	1,477,923	1,477,923
Restricted stock grants	37,461	3,746	225,458	(229,204)	—	—
Restricted stock issuance	—	—	(9,797)	9,797	—	—
Stock option compensation	—	—	163,285	—	—	163,285
Exercise of stock options	16,000	1,600	40,485	—	—	42,085
Exercise of stock appreciation rights and payment of withholding taxes	40,732	4,073	(60,556)	—	—	(56,483)
Dividends paid	—	—	—	—	(413,533)	(413,533)

Balance at August 31, 2008	2,825,358	$282,536	$2,573,797	$(245,984)	$6,501,010	$9,111,359

Net loss	—	—	—	—	(159,185)	(159,185)
Restricted stock grants	63,382	6,338	226,591	(232,929)	—	—
Restricted stock issuance	—	—	(48,176)	48,176	—	—
Stock option compensation	—	—	196,284	—	—	196,284
Restricted stock grants not earned and payment of withholding taxes	(9,872)	(988)	(77,428)	68,876	—	(9,540)
Dividends paid	—	—	—	—	(104,504)	(104,504)

Balance at August 30, 2009	2,878,868	$287,886	$2,871,068	$(361,861)	$6,237,321	$9,034,414

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 30, 2009, AUGUST 31, 2008 AND AUGUST 26, 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159,185)	$1,477,923	$746,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,050,833	817,658	515,609
Amortization of deferred financing cost	4,409	6,612	6,613
Gain on sale of property, plant, and equipment and other assets	—	(102,327)	(22,400)
Deferred taxes	(79,571)	752,951	445,577
Stock option compensation	196,284	163,285	61,873
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,017,768	(699,304)	(706,556)
Inventories	389,475	(636,707)	(675,457)
Prepaid and other current assets	137,031	(34,140)	(39,554)
Increase (decrease) in accounts payable and accrued expenses	(790,058)	(147,701)	1,050,879

Net cash provided by operating activities	1,766,986	1,598,250	1,383,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(421,634)	(1,018,755)	(232,667)
Proceeds from sale of equipment and other assets	—	130,531	22,400

Net cash used in investing activities	(421,634)	(888,224)	(210,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(829,497)	(696,778)	(439,213)
Proceeds from issuance of long-term debt	625,000	575,000	—
Issuance of common stock	—	42,085	14,405
Dividends paid	(104,504)	(413,533)	(404,099)

Net cash used in financing activities	(309,001)	(493,226)	(828,907)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,036,351	216,800	344,084

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,843,601	1,626,801	1,282,717

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,879,952	$1,843,601	$1,626,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$413,120	$306,599	$197,203
Payroll withholding taxes in cashless stock option exercise	9,540	414,255	119,933
Income taxes	13,762	12,580	10,362
Noncash investing and financing activities:
Acquisition of machinery through capital lease	919,043	2,537,240	1,200,741
Deferred tax benefit from exercise of stock options	—	357,772	107,886
See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 30, 2009, AUGUST 31, 2008 AND AUGUST 26, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description — WSI Industries, Inc. and Subsidiaries’ (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year — WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2008 consisted of 53 weeks. Fiscal 2009 and 2007 each consisted of 52 weeks.

Basis of Presentation — The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated. Our consolidated financial statements for the year ended August 30, 2009 were evaluated for subsequent events through November 25, 2009, the date the consolidated financial statements were issued.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less. At times bank balances may exceed federally insured limits and the risk of losses related to such concentrations may have increased as a result of economic developments, particularly with the instability in the commercial and investment banking system. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

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

Goodwill — The Company assesses the valuation of its goodwill according to the provisions of SFAS 142 to determine if the current value of goodwill has been impaired. The Company follows the guidance provided by SFAS 142 and utilizes a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and costs assumptions to estimate the fair value of the Company which is the only reporting unit. If the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss at the amount of the difference between carrying value and fair value as determined by the discounted cash flows. The result of the analysis performed in the fiscal 2009 fourth quarter did not indicate an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

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

Revenue Recognition — Revenues from sales of product are recorded generally upon shipment. The Company considers its revenue recognition policy to fall under the guidance of FASB’s conceptual framework for revenue recognition. The Company recognizes revenue only after: (a) the Company has received a purchase order identifying price and delivery terms or services to be rendered; (b) shipment has occurred, or in the case of services, after the service has been completed; (c) the Company’s price is fixed as evidenced by the purchase order; and (d) collectability is reasonably assured. The Company refers to its revenues as “net sales” in its Consolidated Statements of Income as the Company’s sales are reduced for any product returned by customers.

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

Stock-based compensation — Effective August 28, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted SFAS 123(R) using the modified prospective method of transition, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Share based compensation expense included in the Consolidated Statement of Income was $196,284, $163,285 and $61,873 for the years ended August 30, 2009, August 31, 2008 and August 26, 2007, respectively.

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

Date of Grant in fiscal —	2009	2008	2007
Dividend yield	—	2.75%	3.75%
Expected volatility	60.80%	56.80%	60.11%
Risk free interest rate	1.6%-2.47%	3.5%-4.0%	4.41%-4.62%
Expected term	5-10 years	5-10 years	5-10 years
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

The Company granted shares of non-vested restricted stock to various employees during the years ended August 30, 2009, August 31, 2008 and August 26, 2007. The grants consisted of both outright stock grants as well as stock that could be earned in connection with the Company’s incentive compensation program should certain predetermined targets be met. Both kinds of non-vested restricted stock vest over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under SFAS No. 123(R) as expense over the period that they vest. The shares are also reflected in stockholder’s equity as deferred compensation which is calculated at the value of the shares at the date of the grant.

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification (“ASC”) as the sole source for all authoritative guidance. The ASC will be effective for all reporting periods that end after September 15, 2009, which means it will be effective for our fiscal year beginning August 31, 2009. We expect that the adoption of this standard will have no impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the following: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements, or in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning August 31, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on us.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning August 31, 2009. We do not expect this adoption to have a material impact on us.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 30, 2009	August 31, 2008

Raw material	$467,765	$1,004,577
WIP	1,135,058	883,284
Finished goods	543,708	648,145

	$2,146,531	$2,536,006

3.	DEBT

Long-term debt consists of the following:

	August 30, 2009	August 31, 2008

Building related mortgages & term debt	$2,693,769	$2,113,763
Capitalized lease obligations	4,283,651	4,149,111

	6,977,420	6,262,874
Less current portion	2,075,672	1,025,414

Long-term debt	$4,901,748	$5,237,460

The Company purchased its land and building in May 2004 and at that time entered into two mortgages. The first mortgage was with its bank for $1,360,000 that matures on May 1, 2014. The mortgage had an initial interest rate of 5.37% and required monthly principal and interest payments of $8,307 based on a 25-year amortization schedule. Effective May 3, 2009 the interest rate adjusted to a rate 2.5% above the monthly yield on United States Treasury five-year securities. The new interest rate is 4.38% with monthly payments of $7,637 also based on a 25-year amortization schedule. The mortgage is secured by all assets of the Company.

The Company also entered into a mortgage with the City of Monticello, Minnesota Economic Development Authority (MEDA). The MEDA mortgage is subordinated to the bank mortgage, carries an interest rate of 2% and requires monthly principal and interest payments of $1,483 based on a 25-year amortization schedule. Effective May 1, 2009, the Company amended the agreement extending the maturity date of the mortgage to May 1, 2011 when the entire balance is due. The interest and payment terms did not otherwise change.

In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company was able to draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1,200,000. The loan balance at August 30, 2009 and August 31, 2008 was $1,200,000 and $575,000, respectively. The loan requires monthly payments of interest only at the bank’s prime rate plus .50% with the loan due in full on June 30, 2010. At August 30, 2009 and August 31, 2008, the interest rate was 3.75% and 5.50%, respectively. The loan is secured by all assets of the Company.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2010	$2,075,672
2011	1,165,192
2012	827,638
2013	805,046
2014	1,732,800
Thereafter	371,072
Included in the consolidated balance sheet at August 30, 2009 are cost and accumulated depreciation on equipment subject to capitalized leases of $7,537,576 and $3,377,891, respectively. At August 31, 2008, the amounts were $6,615,286 and $2,523,012, respectively. The capital leases carry interest rates from 5.9% to 8.4% and mature from 2010 — 2016.

The present value of the net minimum payments on capital leases as of August 30, 2009 is as follows:

Fiscal years ending August:
2010	$1,089,146
2011	1,053,491
2012	935,974
2013	858,615
2014	743,525
Thereafter	383,005

Total minimum lease payments	5,063,756
Less amount representing interest	780,105

Present value of net minimum lease payments	4,283,651
Current portion	824,630

Capital lease obligation, less current portion	$3,459,021

Line of Credit:

The Company renewed its revolving credit agreement with its bank on January 31, 2009. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires February 1, 2010 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 30, 2009, the Company was in compliance with these provisions except for the annual debt service coverage ratio. The Company has received a waiver from its bank with respect to the annual debt service coverage ratio through August 31, 2009. Interest on any amounts borrowed under the agreement would be at a rate equal to the London Interbank Offered Rates (LIBOR) (.26% at August 30, 2009) plus 2.75%. However, the rate shall never be less than 4.5%. There were no amounts outstanding related to its revolving credit agreement at August 30, 2009 and August 31, 2008, respectively.
4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 30, 2009.

5.	STOCK-BASED COMPENSATION

Stock Options — The 1994 Stock Option Plan was approved and 450,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. The Plan expired on September 29, 2004 and therefore no shares remain to be granted.

The 2005 Stock Option Plan was approved and 400,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015.

Stock options vest over a period of six months to three years for both stock option plans.

Option transactions during the three years ended August 30, 2009 are summarized as follows:

	1994 Stock		2005 Stock
	Option Plan		Option Plan
		Average		Average
	Shares	Price	Shares	Price
Outstanding at August 27, 2006	231,499	$3.13	83,000	$3.44
Granted	—	—	30,500	3.40
Forfeited	(25,000)	3.63	—	—
Exercised	(115,999)	2.93	(20,000)	3.44

Outstanding at August 26, 2007	90,500	3.24	93,500	3.42
Granted	—	—	57,000	5.39
Forfeited	—	—	(3,000)	3.21
Exercised	(88,500)	3.25	(25,834)	3.41

Outstanding at August 31, 2008	2,000	$2.75	121,666	$4.35
Granted	—	—	53,000	3.46
Forfeited	(2,000)	2.75	—	—
Exercised	—	—	—	—

Outstanding at August 30, 2009	—	$—	174,666	$4.08

Of the 88,500 stock options from the 1994 Plan and the 25,834 stock options from the 2005 Plan that were exercised in fiscal 2008, 56,469 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes.

The weighted fair value of options granted during the years ended August 30, 2009, August 31, 2008 and August 26, 2007 was $2.34, $2.59 and $1.53, respectively. The total intrinsic value of options exercised for the years August 30, 2009, August 31, 2008 and August 26, 2007 periods was $0, $1,008,979 and $17,035, respectively. As all unexercised options had exercise prices above the ending stock price at August 30, 2009, there was no intrinsic value for options outstanding or exercisable at that date.

Cash received from option exercises for years ended August 30, 2009, August 31, 2008 and August 26, 2007 was $0, $42,085 and $14,405 respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0, $49,926 and $3,021 for fiscal years 2009, 2008 and 2007, respectively.

As of August 30, 2009, there was $122,268 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 30, 2009, there were 117,666 shares with exercise prices between $3.09 and $3.47 and 57,000 options outstanding with an exercise price of $5.39. At August 30, 2009, outstanding options had a weighted-average remaining contractual life of 7 years.

The number of options exercisable as of August 30, 2009, August 31, 2008 and August 26, 2007 were 115,666, 75,166 and 134,004, respectively, at weighted average share prices of $4.05, $3.89, and $3.30 per share, respectively. At August 30, 2009, there were 59,000 options that had not vested.

The Company also grants non-vested restricted shares as part of the 2005 Stock Option Plan. These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned. Non-vested restricted share transactions during the three years ended August 30, 2009 are as follows:

	Options	Average Price
Outstanding at August 27, 2006	—	—
Granted	7,606	$3.47
Vested	—	—
Forfeited	—	—

Outstanding at August 26, 2007	7,606	3.47
Granted	37,461	6.12
Vested	(2,692)	3.64
Forfeited	—	—

Outstanding at August 31, 2008	42,375	$5.80
Granted	63,382	3.67
Vested	(13,444)	5.53
Forfeited	(6,174)	6.93

Outstanding at August 30, 2009	86,139	$4.20

As of August 30, 2009, there was $137,321 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year. The total intrinsic value of restricted stock options that vested during the year ended August 30, 2009 was $42,652.
6.	INCOME TAXES

Income taxes consisted of the following:

	Years Ended
	August 30,	August 31,	August 26,
	2009	2008	2007

Current:
Federal	$—	$5,280	$7,846
State	(9,971)	33,048	2,516

	(9,971)	38,328	10,362

Deferred:
Federal	(72,577)	741,360	425,707
State	(6,994)	16,117	21,570

	(79,571)	757,477	447,277

Total	$(89,542)	$795,805	$457,639

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 30,	August 30,	August 26,
	2009	2008	2007

Ordinary federal income tax statutory rate	(34.0)%	34.0%	34.0%
State income taxes net of federal tax effect	(2.0)	3.3	2.0
Other	—	(2.3)	2.0

Effective rate	(36.0)%	35.0%	38.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

	August 30, 2009	August 31, 2008
Deferred Tax Assets
Accrued liabilities	$70,740	$70,818
Inventory valuation adjustments	53,979	58,935
Net operating loss carryforwards	1,238,293	931,593
Tax credit carryforwards	522,293	515,183
Stock option expense	109,462	63,742
Other	78,579	97,588

	2,073,346	1,737,859

Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(1,272,257)	(1,016,341)

Net deferred tax asset	$801,089	$721,518

Based on the long-term nature of its net operating loss carryforwards and the Company’s recent operating history and growth prior to the fiscal 2009 recession, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is deemed necessary.

As of August 30, 2009, the Company had federal net operating loss carryforwards of approximately $3.5 million expiring in 2021-2029. Also as of August 30, 2009, the Company had $464,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.
7.	EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan as well as a profit sharing plan that all employees are eligible to participate in. Profit sharing contributions are discretionary and are based on Company results. With the 401(k) program for each of the fiscal years of 2009, 2008 and 2007, the Company matched the first 4% of employee contributions, subject to legal contribution limits. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2009, 2008, and 2007, were $137,762, $306,864 and $221,406, respectively.

8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to two customers that exceeded 10 percent of total sales during fiscal years 2009, 2008 and 2007 as listed below:

	2009	2008	2007
Customer # 1	$9,652,000	$13,818,000	$14,099,000
Customer # 2	$5,680,000	$8,719,000	$1,449,000
The Company had accounts receivable from customer #1 of $1,379,000 and $1,555,000 at August 30, 2009 and August 31, 2008, respectively. The Company had accounts receivable from customer #2 of $803,000 and $1,484,000 at August 30, 2009 and August 31, 2008, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with these customers.
9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007

Net Income (loss)	$(159,185)	$1,477,923	$746,674

Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,789,717	2,751,779	2,700,385

Effect of dilutive securities; employee and non-employee options	—	65,175	51,171

Dilutive common shares; denominator for diluted earnings per share	2,789,717	2,816,954	2,751,556

Basic earnings (loss) per share	$(.06)	$.54	$.28

Dilutive earnings (loss) per share	$(.06)	$.52	$.27

Stock options for the purchase of 174,666 shares and 86,139 non-vested restricted shares at August 30, 2009 were not used for the calculation of loss per share or weighted average shares outstanding on a fully diluted basis.

10.	OTHER ASSETS

Goodwill consists of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets).

The Company recorded $33,063 of deferred financing costs incurred in connection with the mortgages, obtained in 2004, described in Note 3. The costs are being amortized over five years on a straight-line basis (which approximates the interest method) with the Company incurring approximately $4,400 of amortization expense for the year ended August 30, 2009 and $6,600 of amortization expense for each of the years August 31, 2008 and August 26, 2007, respectively.