Form 10-Q
period 2009-11-29
WSI INDUSTRIES, INC.
filed 2010-01-13
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,880,909 shares of common stock were outstanding as of December 31, 2009.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 29,	August 30,
	2009	2009
Assets

Current Assets:
Cash and cash equivalents	$3,530,011	$2,879,952
Accounts receivable	1,974,580	2,735,586
Inventories	1,932,282	2,146,531
Prepaid and other current assets	35,632	51,902
Deferred tax assets	160,040	156,812

Total Current Assets	7,632,545	7,970,783

Property, Plant and Equipment — Net	7,249,879	7,520,359

Deferred tax assets	582,535	644,277

Other assets, net	2,368,452	2,368,452

	$17,833,411	$18,503,871

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,434,263	$2,007,516
Accrued compensation and employee withholdings	335,584	313,071
Other accrued expenses	119,994	171,450
Current portion of long-term debt	2,086,142	2,075,672

Total Current Liabilities	3,975,983	4,567,709

Long-term debt, less current portion	4,675,763	4,901,748

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,880,909 and 2,878,868 shares, respectively	288,091	287,886
Capital in excess of par value	2,842,781	2,871,068
Deferred compensation	(290,555)	(361,861)
Retained earnings	6,341,348	6,237,321

Total Stockholders’ Equity	9,181,665	9,034,414

	$17,833,411	$18,503,871

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
	November 29,	November 30,
	2009	2008
Net sales	$4,254,309	$6,035,431

Cost of products sold	3,471,967	5,208,766

Gross margin	782,342	826,665

Selling and administrative expense	530,324	582,540
Interest and other income	(7,979)	(5,688)
Interest and other expense	97,457	92,497

Earnings from operations before income taxes	162,540	157,316

Income taxes	58,514	56,633

Net income	$104,026	$100,683

Basic earnings per share	$.04	$.04

Diluted earnings per share	$.04	$.04

Cash dividend per share	$—	$.0375

Weighted average number of common shares outstanding, basic	2,794,373	2,784,514

Weighted average number of common Shares outstanding, diluted	2,794,373	2,798,030

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
	November 29,	November 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$104,026	$100,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	270,480	237,297
Amortization of deferred finance cost	—	1,654
Deferred taxes	58,514	55,433
Stock option compensation expense	46,803	34,979
Changes in assets and liabilities:
Decrease in accounts receivable	761,006	292,380
(Increase) decrease in inventories	214,249	(132,273)
(Increase) decrease in prepaid expenses	16,270	(15,416)
Decrease in accounts payable and accrued expenses	(605,774)	(390,512)

Net cash provided by operations	865,574	184,225

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	—	(251,694)

Net cash used in investing activities	—	(251,694)

Cash Flows From Financing Activities:
Payments of long-term debt	(215,515)	(205,691)
Proceeds from issuance of long-term debt	—	625,000
Dividends paid	—	(104,504)

Net cash provided by (used in) financing activities	(215,515)	314,805

Net Increase In Cash And Cash Equivalents	650,059	247,336

Cash And Cash Equivalents At Beginning Of Year	2,879,952	1,843,601

Cash And Cash Equivalents At End Of Reporting Period	$3,530,011	$2,090,937

Supplemental cash flow information:
Cash paid during the period for:
Interest	$97,763	$92,736
Payroll withholding taxes in cashless stock option exercise	$3,577	$4,651
Income taxes	$3,486	$1,200
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$—	$919,043
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of November 29, 2009, the condensed consolidated statements of income for the thirteen weeks ended November 29, 2009 and November 30, 2008 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Subsequent events have been evaluated through January 13, 2010, the date the consolidated financial statements were issued.
The condensed consolidated balance sheet at August 30, 2009 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 annual report to shareholders on Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
2.	INVENTORIES
Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 29,	August 30,
	2009	2009

Raw material	$273,465	$467,765
WIP	1,077,583	1,135,058
Finished goods	581,234	543,708

	$1,932,282	$2,146,531

3.	OTHER ASSETS
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
The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company’s facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 of amortization expense for the quarter ended November 30, 2008. The deferred financing costs are fully amortized as of November 29, 2009.

4.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 29,	November 30,
	2009	2008
Numerator for earnings per share:
Net income	$104,026	$100,683

Denominator:
Denominator for basic earnings per share — weighted average shares	2,794,373	2,784,514

Effect of dilutive securities:
Employee and non-employee options	—	13,516

Dilutive common shares Denominator for diluted earnings per share	2,794,373	2,798,030

Basic earnings per share	$.04	$.04

Diluted earnings per share	$.04	$.04

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
The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 30, 2009. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.
Results of Operations:
Net sales were $4,254,000 for the first quarter of fiscal year 2010 ending November 29, 2009, a 30% decrease from the same period of the prior year. The Company’s fiscal first quarter sales decreased across virtually all business lines due to the current economic recession and tight credit conditions that have affected our customers.
Sales from the Company’s ATV and motorcycle markets were $2,548,000 and $3,290,000 for the quarters ended November 29, 2009 and November 30, 2008, respectively. Sales from the ATV market decreased by a larger percentage during the fiscal 2009 first quarter as the decrease in the motorcycle market’s sales was mitigated by the Company becoming a sole source supplier on a particular component it manufactures. Both sectors were negatively impacted by the economic recession.
Sales from the Company’s energy market amounted to $1,283,000 in the first quarter as compared to $2,112,000 in the prior year’s first quarter. The decrease in sales is a result of decrease in volume of orders from these customers that the Company believes is due to a combination of factors including the recession, tight credit conditions, lower oil prices and a reduction in the demand of the type of oilfield equipment the Company produces.
Sales from the Company’s aerospace and defense markets totaled $369,000 and $486,000 for the quarters ended November 29, 2009 and November 30, 2008, respectively. As stated in prior paragraphs, the Company believes the decreases are due to the recession.

Sales from the Company’s biosciences market totaled $54,000 for the quarter ended November 29, 2009, as compared to the prior year quarter’s amount of $123,000 with the recession believed to be the reason for the decrease.
Gross margin for the quarters ended November 29, 2009 and November 30, 2008 were 18% and 14%, respectively. The gross margin for the quarter ended November 29, 2009 was positively affected by reductions in overhead that had been made in prior quarters in response to the economic downturn. Gross margin in the current quarter was also positively affected by a lower material cost of sales which was a result of a product mix that consisted of parts where material had been consigned to the Company. The gross margin for the prior year quarter ended November 30, 2008 was negatively impacted by start-up costs associated with programs in the energy market.
Selling and administrative expense of $530,000 for the quarter ending November 29, 2009 was $52,000 lower than the prior year’s quarter. The decrease is primarily attributable to lower compensation as well as professional service costs.
Interest expense in the first quarter of fiscal 2010 was $97,000 compared to $92,000 in first quarter of fiscal 2009. This decrease reflected investments in new equipment and a building addition completed late in the first quarter of fiscal 2009 that incurred little or no interest expense in the fiscal 2009 first quarter.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter ended November 29, 2009 and November 30, 2008, respectively.
Liquidity and Capital Resources:
On November 29, 2009, working capital was $3,657,000 compared to $3,403,000 at August 30, 2009. The ratio of current assets to current liabilities at November 29, 2009 was 1.92 to 1.0 compared to 1.75 to 1.0 at August 30, 2009. The improvement in both measurements is attributable to the generation of cash from operations in the Company’s fiscal 2010 first quarter.
It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. The Company’s line of credit expires February 1, 2010; however, it expects that it will renew the line at that point. No amounts have been borrowed under the line of credit which carries an interest rate at LIBOR plus 2.75%.
Cautionary Statement:
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 30, 2009, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that as of November 29, 2009 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.
Due to the lack of financial and personnel resources, we do not intend to take any action at this time to increase our financial accounting staff to remediate this material weakness and the corresponding deficiency in disclosure controls, but will continue to rely on our remaining staff and historic oversight of management to provide reasonable assurances regarding the reliability of our financial reporting.
(b) Changes in Internal Controls over Financial Reporting.
There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION:
ITEM 1A. RISK FACTORS
Not Applicable.
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

WSI INDUSTRIES, INC.

Date: January 13, 2010	/s/ Michael J. Pudil Michael J. Pudil, CEO

Date: January 13, 2010	/s/ Paul D. Sheely Paul D. Sheely, Vice President, Finance & CFO