Form 10-Q
period 2010-02-28
WSI INDUSTRIES, INC.
filed 2010-04-06
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,888,492 shares of common stock were outstanding as of March 31, 2010.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 30,
	2010	2009

Assets

Current Assets:
Cash and cash equivalents	$3,928,899	$2,879,952
Accounts receivable	2,147,147	2,735,586
Inventories	1,856,747	2,146,531
Prepaid and other current assets	75,249	51,902
Deferred tax assets	179,506	156,812

Total Current Assets	8,187,548	7,970,783

Property, Plant and Equipment – Net	6,990,640	7,520,359

Deferred tax assets	547,388	644,277

Goodwill and other assets, net	2,368,452	2,368,452

	$18,094,028	$18,503,871

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,633,106	$2,007,516
Accrued compensation and employee withholdings	380,849	313,071
Other accrued expenses	281,493	171,450
Current portion of long-term debt	2,098,997	2,075,672

Total Current Liabilities	4,394,445	4,567,709

Long-term debt, less current portion	4,444,997	4,901,748

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,888,492 and 2,878,868 shares, respectively	288,850	287,886
Capital in excess of par value	2,846,927	2,871,068
Deferred compensation	(250,414)	(361,861)
Retained earnings	6,369,223	6,237,321

Total Stockholders’ Equity	9,254,586	9,034,414

	$18,094,028	$18,503,871

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
	February 28,	March 1,	February 28,	March 1,
	2010	2009	2010	2009

Net sales	$4,059,599	$4,001,424	$8,313,908	$10,036,855

Cost of products sold	3,402,154	3,809,624	6,874,121	9,018,390

Gross margin	657,445	191,800	1,439,787	1,018,465

Selling and administrative expense	531,075	557,666	1,061,399	1,140,206
Interest and other income	(9,545)	(4,045)	(17,524)	(9,732)
Interest expense	92,359	117,147	189,817	209,643

Income (loss) before income taxes	43,556	(478,968)	206,095	(321,652)

Income taxes (benefits)	15,681	(172,429)	74,195	(115,796)

Net income (loss)	$27,875	$(306,539)	$131,900	$(205,856)

Basic earnings (loss) per share	$.01	$(.11)	$.05	$(.07)

Diluted earnings (loss) per share	$.01	$(.11)	$.05	$(.07)

Cash dividend per share	$—	$—	$—	$.0375

Weighted average number of common shares outstanding, basic	2,800,107	2,788,897	2,797,240	2,786,706

Weighted average number of common shares outstanding, diluted	2,800,107	2,788,897	2,797,240	2,786,706

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
	February 28,	March 1,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$131,900	$(205,856)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	540,255	508,264
Amortization	—	3,306
Deferred taxes	74,195	(96,996)
Stock option compensation expense	105,095	83,777
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	588,439	(18,392)
Decrease (increase) in inventories	289,784	(25,582)
Decrease (increase) in prepaid expenses	(23,347)	25,803
Decrease in accounts payable and accrued expenses	(213,412)	(531,639)

Net cash provided by (used in) operations	1,492,909	(257,315)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(10,536)	(402,521)

Net cash used in investing activities	(10,536)	(402,521)

Cash Flows From Financing Activities:
Payments of long-term debt	(433,426)	(409,638)
Proceeds from issuance of long-term debt	—	625,000
Dividends paid	—	(104,504)

Net cash provided by (used in) financing activities	(433,426)	110,858

Net Increase (Decrease) In Cash And Cash Equivalents	1,048,947	(548,978)

Cash And Cash Equivalents At Beginning Of Year	2,879,952	1,843,601

Cash And Cash Equivalents At End Of Reporting Period	$3,928,899	$1,294,623

Supplemental cash flow information:
Cash paid during the period for:
Interest	$190,696	$206,849
Income taxes	$3,486	$1,200
Payroll withholding taxes in cashless stock option exercise	$16,823	$9,540
Non cash investing and financing activities:
Acquisition of equipment through capital lease	$—	$919,043
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of February 28, 2010, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 28, 2010 and March 1, 2009 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
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
2.	INVENTORIES:
Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	February 28,	August 30,
	2010	2009

Raw material	$294,402	$467,765
WIP	1,014,302	1,135,058
Finished goods	548,043	543,708

	$1,856,747	$2,146,531

3.	GOODWILL AND OTHER ASSETS:
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
The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into in order to purchase the Company’s facility in Monticello, Minnesota. The costs are being amortized over five years on a straight-line basis with the Company incurring $1,653 and $3,306 of amortization expense for the quarter and year-to-date periods ended March 1, 2009, respectively. The deferred financing costs are fully amortized as of February 28, 2010.

4.	DEBT AND LINE OF CREDIT:
Effective February 1, 2010, the Company renewed its revolving credit agreement in the maximum amount of $1 million with its bank. Interest on the renewed agreement is at LIBOR plus 2.75%, however the rate shall never go below a floor of 4.50%. At February 28, 2010, the effective rate was 4.50%. The agreement also contains restrictive provisions concerning yearly capital expenditures, a maximum debt to net worth ratio, a minimum current ratio, a minimum net worth and a minimum debt service coverage ratio. The Company is in compliance with all of the covenants of the agreement as of February 28, 2010. The credit agreement is secured by all assets of the Company, expires February 1, 2011 and does not have an outstanding balance at February 28, 2010.
5.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 28,	March 1,	February 28,	March 1,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$27,875	$(306,539)	$131,900	$(205,856)

Denominator
Denominator for basic earnings per share – weighted average shares	2,800,107	2,788,897	2,797,240	2,786,706

Effect of dilutive securities:
Employee and non-employee options	—	—	—	—

Dilutive common shares
Denominator for diluted earnings per share	2,800,107	2,788,897	2,797,240	2,786,706

Basic earnings (loss) per share	$.01	$(.11)	$.05	$(.07)

Diluted earnings (loss) per share	$.01	$(.11)	$.05	$(.07)

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
Results of Operations:
Net sales were $4,060,000 for the thirteen weeks ending February 28, 2010, an increase of 1.5% or $58,000 from the same period of the prior year. Year-to-date sales in fiscal 2010 are $8,314,000 compared to $10,037,000 in the prior year which equates to a 17.2% decrease. Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	February	of Total	March	of Total	Percent	February	of Total	March	of Total	Percent
	28, 2010	Sales	1, 2009	Sales	Change	28, 2010	Sales	1, 2009	Sales	Change

ATV & Motorcycle	$2,476,000	61%	$1,869,000	47%	32%	$5,024,000	61%	$5,154,000	51%	-3%
Energy	1,040,000	26%	1,635,000	41%	-36%	2,324,000	28%	3,747,000	37%	-38%
Aerospace & Defense	333,000	8%	375,000	9%	-11%	682,000	8%	861,000	9%	-21%
Bioscience	119,000	3%	97,000	2%	23%	173,000	2%	220,000	2%	-21%
Other	92,000	2%	25,000	1%	268%	111,000	1%	55,000	1%	102%

Total Sales	$4,060,000	100%	$4,001,000	100%	1%	$8,314,000	100%	$10,037,000	100%	-17%

Sales from the Company’s ATV and Motorcycle markets were up 32% for the fiscal 2010 second quarter as compared to the prior year quarter due primarily to the Company being the sole source supplier on a select product line in fiscal 2010 while the product line was multi-sourced in the prior year quarter. Year-to-date sales for the ATV and Motorcycle markets were down slightly in fiscal 2010 as compared to fiscal 2009 as the positive effects of the product line sole sourcing described previously was offset by a volume decrease in sales in both the ATV and motorcycle segments.

Sales from the Company’s energy business for the fiscal second quarter and year-to-date periods declined by 36% and 38%, respectively. The Company believes that the reduction of the volume of orders from its customers in this segment is due to a combination of factors including the recession, tight credit conditions, lower oil prices and a reduction in the demand of the particular type of oilfield equipment the Company manufactures.
Sales from the Company’s aerospace and defense markets declined at a slower pace in the Company’s fiscal 2010 second quarter as compared to the fiscal 2010 first quarter. The lower sales in both quarter and year-to-date periods are believed to be due to the economic recession.
Sales from the Company’s biosciences market increased in the fiscal 2010 second quarter as compared to the prior year quarter with the mix of parts sold being the determining factor for the increase as opposed to an increase in volume. Sales year-to-date to the biosciences industry remain down as compared to the prior year which is believed to be still due to the recession.
Sales from the Company’s other category increased in the fiscal 2010 second quarter as compared to the prior year quarter as the Company shipped orders of what it believes will be a one-time sale of repair parts. The Company’s fiscal 2010 year-to-date sales are higher than the prior year for the same reason.
Gross margin increased to 16% for the quarter ending February 28, 2010 versus 5% in the prior year period. Year-to-date gross margins were 17% and 10% for the twenty-six week periods ending February 28, 2010 and March 1, 2009, respectively. The increase in gross margin in the fiscal 2010 second quarter is partially attributable to a lower percentage of material and outside services content in product shipped during the quarter. Thus the value added sales — net sales less material and outside services — were higher during the fiscal 2010 second quarter as compared to the prior year. So while the Company’s overall sales were fairly flat year on year in the fiscal second quarter, the Company’s value added sales were up 16% and this increase in the volume of value added sales, in combination with cost reduction efforts, were the primary drivers in the increase in the gross margin percentage in the fiscal 2010 second quarter. The Company’s year-to-date gross margins were up as compared to the prior year period for largely the same reasons previously described. However, the increase in year-to-date gross margins year over year was somewhat lessened as the fiscal 2009 first quarter had higher sales volumes than the fiscal 2010 first quarter.
Selling and administrative expense of $531,000 for the quarter ending February 28, 2010 was $27,000 lower than in the prior year period due primarily to lower compensation expense as a result of cost reduction measures. Year-to-date selling and administrative expense of $1,061,000 was $79,000 lower than the comparable prior year period due primarily to the same reason. Included in selling and administrative expense are non-cash stock option compensation expense costs related to the adoption of SFAS 123(R) in the amount of $58,000 and $49,000 for the quarters ended February 28, 2010 and March 1, 2009, respectively. The year-to-date stock option compensation expenses are $105,000 and $84,000 for the periods ended February 28, 2010 and March 1, 2009, respectively.
Interest expense in the second quarter of fiscal 2010 was $92,000, which was $25,000 lower than the second quarter of fiscal 2009 amount of $117,000. Year-to-date interest expense for fiscal 2010 of $190,000 was lower than the prior year-to-date amount by $20,000. The lower interest costs are due primarily to lower levels of debt.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended February 28, 2010 and March 1, 2009.

Liquidity and Capital Resources:
On February 28, 2010 working capital was $3,793,000 as compared to $3,403,000 at August 30, 2009. The ratio of current assets to current liabilities at February 28, 2010 was 1.86 to 1.0 compared to 1.75 to 1.0 at August 30, 2009. In fiscal 2010, the Company’s primary source of funds came from operations as it generated $1,493,000 as compared to the prior year when the Company actually used $257,000 in operations. The Company’s primary uses of funds in fiscal 2010 have been payments of long-term debt as compared to fiscal 2009 where the primary uses of funds were the purchase of property, plant and equipment.
As discussed in the Notes to Condensed Consolidated Financial Statements, the Company renewed its $1,000,000 revolving credit agreement with its bank during the fiscal 2010 second quarter. Interest on the renewed agreement is at LIBOR plus 2.75%, however the rate shall never go below a floor of 4.50%.
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
Item 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 28, 2010 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.
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
Item 1A. RISK FACTORS.
Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of the Shareholders of the Company was held on January 6, 2010. Of the 2,880,952 shares of common stock issued and outstanding and entitled to vote at the close of business on November 9, 2009, shareholders holding 2,438,412 shares were present at the Annual Meeting either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:
A. To elect five (5) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

Name of Nominee:
Paul Baszucki	For	694,317	Withhold	62,775	Broker non-vote	1,681,320
Thomas C. Bender	For	696,192	Withhold	60,900	Broker non-vote	1,681,320
Burton F. Myers II	For	702,872	Withhold	54,220	Broker non-vote	1,681,320
Eugene J. Mora	For	693,176	Withhold	63,916	Broker non-vote	1,681,320
Michael J. Pudil	For	700,605	Withhold	56,487	Broker non-vote	1,681,320
Each director nominee was elected by the shareholders.
B. To ratify the appointment of Schechter Dokken Kanter Andrews & Selcer Ltd as independent auditors.

For	2,434,908	Against	583	Abstain	2,921
The shareholders approved the appointment.

Item 6. EXHIBITS.
A. The following exhibits are included herein:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certificate pursuant to 18 U.S.C. §1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.
Date: April 6, 2010	/s/ Michael J. Pudil
Michael J. Pudil, CEO

Date: April 6, 2010	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO