Form 10-Q
period 2010-05-30
WSI INDUSTRIES, INC.
filed 2010-06-28
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,888,492 shares of common stock were outstanding as of June 25, 2010.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Item 1.	Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 30,	August 30,
	2010	2009
Assets

Current Assets:
Cash and cash equivalents	$3,539,123	$2,879,952
Accounts receivable	2,165,626	2,735,586
Inventories	1,807,213	2,146,531
Prepaid and other current assets	108,248	51,902
Deferred tax assets	145,238	156,812

Total Current Assets	7,765,448	7,970,783

Property, Plant and Equipment — Net	6,740,464	7,520,359

Deferred tax assets	492,766	644,277

Goodwill and other assets, net	2,368,452	2,368,452

	$17,367,130	$18,503,871

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,000,027	$2,007,516
Accrued compensation and employee withholdings	347,720	313,071
Other accrued expenses	225,112	171,450
Current portion of long-term debt	2,369,924	2,075,672

Total Current Liabilities	3,942,783	4,567,709

Long-term debt, less current portion	3,954,536	4,901,748

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,888,492 and 2,878,868 shares, respectively	288,850	287,886
Capital in excess of par value	2,904,123	2,871,068
Deferred compensation	(250,414)	(361,861)
Retained earnings	6,527,252	6,237,321

Total Stockholders’ Equity	9,469,811	9,034,414

	$17,367,130	$18,503,871

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009

Net sales	$4,656,589	$4,736,301	$12,970,497	$14,773,156

Cost of products sold	3,743,987	4,083,261	10,618,108	13,101,651

Gross margin	912,602	653,040	2,352,389	1,671,505

Selling and administrative expense	582,993	532,755	1,644,392	1,672,961
Interest and other income	(7,798)	(4,568)	(25,322)	(14,300)
Interest expense	90,487	106,281	280,304	315,924

Income (loss) before income taxes	246,920	18,572	453,015	(303,080)

Income tax (benefits)	88,890	6,687	163,085	(109,109)

Net income (loss)	$158,030	$11,885	$289,930	$(193,971)

Basic earnings (loss) per share	$.06	$.00	$.10	$(.07)

Diluted earnings (loss) per share	$.06	$.00	$.10	$(.07)

Cash dividend per share	$.00	$.00	$.00	$.0375

Weighted average number of common shares outstanding, basic	2,805,181	2,792,729	2,799,887	2,788,713

Weighted average number of common shares outstanding, diluted	2,805,181	2,792,729	2,799,887	2,788,713

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
	May 30,	May 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$289,930	$(193,971)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	808,110	779,977
Amortization	—	4,409
Deferred taxes	163,085	(90,309)
Stock option compensation expense	162,290	142,842
Changes in assets and liabilities:
Decrease in accounts receivable	569,960	1,450,558
Decrease in inventories	339,318	274,258
Increase in prepaid expenses	(56,346)	(27,287)
Decrease in accounts payable and accrued expenses	(936,001)	(877,294)

Net cash provided by operations	1,340,346	1,463,183

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(28,215)	(421,357)

Net cash used in investing activities	(28,215)	(421,357)

Cash Flows From Financing Activities:
Payments of long-term debt	(652,960)	(618,594)
Proceeds from issuance of long-term debt	—	625,000
Dividends paid	—	(104,504)

Net cash used in financing activities	(652,960)	(98,098)

Net Increase In Cash And Cash Equivalents	659,171	943,728

Cash And Cash Equivalents At Beginning Of Year	2,879,952	1,843,601

Cash And Cash Equivalents At End Of Reporting Period	$3,539,123	$2,787,329

Supplemental cash flow information:
Cash paid during the period for:
Interest	$280,414	$312,805
Income taxes	$11,377	$12,951
Payroll withholding taxes in cashless stock option exercise	$16,823	$9,540
Non-cash investing and financing activities:
Acquisition of machinery through capital lease	$—	$919,043
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of May 30, 2010, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 30, 2010 and May 31, 2009 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
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
2.	INVENTORIES:
Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 30,	August 30,
	2010	2009

Raw material	$236,964	$467,765
WIP	798,375	1,135,058
Finished goods	771,874	543,708

	$1,807,213	$2,146,531

The Company did not dispose of any significant obsolete inventory during the quarter ended May 30, 2010 and therefore there was no material effect on gross margin from any dispositions.
3.	GOODWILL AND INTANGIBLE ASSETS:
Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of Accounting Standard Codification Topic 350 — Intangibles). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2009 fourth quarter did not indicate an impairment of goodwill and since that time no events or circumstances have occurred that suggest an impairment exists. The Company will analyze goodwill annually and more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or negative operating results, occur.

The Company recorded $33,063 of deferred financing costs incurred in connection with mortgages entered into to purchase the Company’s facility in Monticello, Minnesota in May 2004. The costs were amortized over five years on a straight-line basis with the Company incurring $1,102 of amortization expense for the quarter ended May 31, 2009.
4.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 31,	May 30,	May 31,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$158,030	$11,885	$289,930	$(193,971)

Denominator
Denominator for basic earnings per share — weighted average shares	2,805,181	2,792,729	2,799,887	2,788,713

Effect of dilutive securities:
Employee and non-employee options	—	—	—	—

Dilutive common shares
Denominator for diluted earnings per share	2,805,181	2,792,729	2,799,887	2,788,713

Basic earnings (loss) per share	$.06	$.00	$.10	$(.07)

Diluted earnings (loss) per share	$.06	$.00	$.10	$(.07)

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
Results of Operations:
Net sales were $4,657,000 for the quarter ending May 30, 2010 compared to $4,736,000 in the same period of the prior year, a decrease of just under 2%. Year-to-date sales for the first three quarters of fiscal 2010 were $12,970,000 compared to $14,773,000 in the prior year, a decrease of 12%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	May 30,	of Total	May 31,	of Total	Percent	May 30,	of Total	May 31,	of Total	Percent
	2010	Sales	2009	Sales	Change	2010	Sales	2009	Sales	Change
ATV & Motorcycle	$3,252,000	70%	$2,696,000	57%	21%	$8,276,000	64%	$7,851,000	53%	5%
Energy	878,000	19%	1,580,000	33%	-44%	3,202,000	25%	5,327,000	36%	-40%
Aerospace & Defense	429,000	9%	350,000	7%	23%	1,110,000	8%	1,211,000	8%	-8%
Bioscience	91,000	2%	83,000	2%	10%	264,000	2%	302,000	2%	-13%
Other	7,000	0%	27,000	1%	-74%	118,000	1%	82,000	1%	44%

Total Sales	$4,657,000	100%	$4,736,000	100%	-2%	$12,970,000	100%	$14,773,000	100%	-12%

Sales from the Company’s ATV and Motorcycle markets were up 21% for the fiscal 2010 third quarter as compared to the prior year quarter due primarily to a volume increase in the Company’s ATV market. Year-to-date sales for the ATV and Motorcycle markets were up about 5% with the increase due primarily to the Company being the sole source supplier on a select product line in fiscal 2010 while the product line was multi-sourced in the prior year. Quarter by quarter comparisons of sales in fiscal 2010 versus fiscal 2009 have varied widely this year with sales in our ATV and Motorcycle markets in the fiscal first quarter being lower than the prior year quarter by 23%, sales in the fiscal second quarter of 2010 were up 32% versus the prior year and now our third quarter sales show a 21% increase over the prior year quarter.
Sales from the Company’s energy business for the fiscal third quarter and year-to-date periods declined by 44% and 40%, respectively. The Company believes that the reduction of the volume of orders from its customers in this segment is due to a combination of factors including the recession, tight credit conditions, lower oil prices and a reduction in the demand of the particular type of oilfield equipment the Company manufactures. Sales have also decreased as a result of the consignment of the raw material the Company machines in its end products as opposed to purchasing the raw material. The Company has experienced, in recent quarters, a higher percentage of consigned raw materials in its parts which then leads to a lower overall end sales price to its customers.
Sales from the Company’s aerospace and defense markets increased year over year in the Company’s fiscal third quarter by 23%, the first such year over year increase since the fiscal 2008 fourth quarter. The growth was due to a general increased level of business from most of its customers. Year-to-date sales from the aerospace and defense markets are still lower than prior year as the Company’s fiscal 2010 first and second quarter sales were still lower in comparison to the prior year.
Sales from the Company’s biosciences market increased in the fiscal 2010 third quarter as compared to the prior year quarter as this market appears to be slowly emerging from the recession. Sales year-to-date to the biosciences industry however still remain down as compared to the prior year.
Sales from the Company’s other category were insignificant in the fiscal 2010 third quarter while the year-to-date sales have increased as compared to the prior year. This is primarily due to a shipment of what the Company believes will be a one-time sale of repair parts that occurred in the Company’s fiscal second quarter.
Gross margin increased to 20% for the quarter ending May 30, 2010 versus 14% in the prior year period. Year-to-date gross margins were 18% and 11% for the thirty-nine week periods ending May 30, 2010 and May 31, 2009, respectively. The increase in gross margin in the fiscal 2010 third quarter is partially attributable to a lower percentage of material and outside services content in product shipped during the quarter. Thus the value added sales — net sales less material and outside services — were higher during the fiscal 2010 third quarter as compared to the prior year. So while the Company’s overall sales were down slightly year-over-year through the fiscal third quarter, the Company’s value added sales were up 5% for that same period. This increase in the volume of value added sales, in combination with cost reduction efforts, were the primary drivers in the increase in the gross margin percentage in the fiscal 2010 third quarter. The Company’s year-to-date gross margins were higher as compared to the prior year period for largely the same reasons previously described.
Selling and administrative expense was $583,000 for the quarter ending May 30, 2010 versus $533,000 in the prior year quarter. Year-to-date selling and administrative expense of $1,644,000 was $29,000 lower than the comparable prior year period. The quarterly increase is due primarily to increased payroll costs. The small year-to-date decrease is due to a combination of both higher and lower costs in various expense categories offsetting each other. Included in selling and administrative expense are non-cash stock option compensation expense costs related to the adoption of Accounting Standard Codification Topic 710 — Compensation in the amount of $57,000 and $59,000 for the quarters ended May 30, 2010 and May 31, 2009, respectively. The year-to-date stock option compensation expenses are $162,000 and $143,000 for the periods ended May 30, 2010 and May 31, 2009, respectively.

Interest expense in the third quarter of fiscal 2010 was $90,000 as compared to $106,000 in the prior year quarter. Year-to-date interest expense for fiscal 2010 was $280,000 versus $316,000 in the prior year. Interest expense is down due primarily to a lower level of overall debt. The Company has not added any significant new long-term debt since the fiscal 2009 first quarter and has made principal payments that have reduced the overall debt level.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended May 30, 2010 and May 31, 2009, respectively.
Liquidity and Capital Resources
On May 30, 2010, working capital was $3,823,000 compared to $3,403,000 at August 30, 2009. The ratio of current assets to current liabilities at May 30, 2010 was 1.97 to 1.0 compared to 1.75 to 1.0 at August 30, 2009. For the first three fiscal quarters of fiscal 2010, the Company’s primary source of funds came from operations as it generated $1,340,000 as compared to the prior year period amount of $1,463,000. The Company’s primary uses of funds in the first three fiscal quarters of fiscal 2010 have been payments of long-term debt as compared to the same period of fiscal 2009 where the primary uses of funds consisted of the purchase of property, plant and equipment and a dividend payment.
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
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 30, 2010 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009. Due to the lack of financial and personnel resources, we do not intend to take any action at this time to increase our financial accounting staff to remediate this material weakness and the corresponding deficiency in disclosure controls, but will continue to rely on our remaining staff and historic oversight of management to provide reasonable assurances regarding the reliability of our financial reporting.

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

WSI INDUSTRIES, INC.
Date: June 28, 2010	/s/ Michael J. Pudil
Michael J. Pudil, Chief Executive Officer

Date: June 28, 2010	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO