Form 10-K
period 2010-08-29
WSI INDUSTRIES, INC.
filed 2010-11-23
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 29, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 26, 2010 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $5,257,000 based upon the closing sale price on that date of $1.82 as reported by The NASDAQ Capital Market.
The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of November 19, 2010 was 2,862,014.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 5, 2011, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

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
Sales and Marketing
In fiscal 2007, the Company secured a new customer in the energy industry. Sales to the energy industry were the predominant factor in the Company’s sales growth of 38% in fiscal 2008. The Company’s other major markets, which include sales to the recreational vehicle, aerospace/avionics/defense, and bioscience industries, were relatively stable in fiscal 2008. In fiscal 2009, all areas of the Company’s business were affected by the national recession and we experienced decreases in sales of 27%. Fiscal 2010 sales were flat as compared to fiscal 2009 as a decrease in the energy business was equally offset by increases in sales in all of the other industries served by the Company. Sales to the recreational vehicle market totaled approximately 65%, 54% and 54% of total sales in fiscal 2010, 2009 and 2008, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 9%, 8% and 9% of total sales in fiscal 2010, 2009 and 2008, respectively. Sales to the energy industry totaled approximately 24%, 36% and 34% of sales in fiscal 2010, 2009 and 2008, respectively. Sales to the bioscience industry amounted to approximately 2% of total sales in fiscal 2010, 2009 and 2008.
The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.
Customers
Sales were made to Polaris Industries, Inc. and related entities in the amount of $11,922,000, or 63% of total Company revenues, in fiscal 2010. The Company also made sales of $4,480,000 or 24% of total Company revenues in fiscal 2010 to National Oilwell Varco.

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
Employees
At August 29, 2010, the Company had 62 full-time employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.
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
The economic conditions in the United States and around the world could adversely affect our financial results. Demand for our services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, and the profits, capital spending, and liquidity of large OEM’s that we serve. The economic recession in the markets we serve has caused and could continue to cause our OEM customers to reduce ordering levels, resulting in reschedules, program delays or cancelled orders of our services having an adverse effect on our business and our financial results.
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

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2010, 2009 and 2008, one customer in the recreational vehicle market accounted for 63%, 51% and 53% of our revenue, respectively. In addition, in fiscal years 2010, 2009 and 2008, one customer in the energy industry accounted for 24%, 30% and 34% of our revenue, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers it could have an adverse effect on our results from operations.
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
The market price of our common stock has fluctuated significantly in the past and may continue in the future. The market price of our common stock has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include quarterly fluctuations in our financial results, customer contract awards, and general economic and political conditions in our various markets. In addition, the stock prices of small public contract manufacturing companies have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.
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
The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. The Company entered into two notes evidencing the debt used to purchase its Monticello facility that were secured by mortgages. The first note and mortgage was to Excel Bank Minnesota (now M&I Marshall and IIsley Bank) for $1,360,000 that matures on May 1, 2014. Effective May 3, 2009 the interest rate adjusted to a rate 2.5% above the monthly yield on United States Treasury five-year securities. The interest rate at August 29, 2010 is 4.38% with monthly payments of $7,637 based on a 25-year amortization schedule. The note is secured by a mortgage and security interest in all assets of the Company.
The Company also entered into a note and mortgage with the City of Monticello, Minnesota Economic Development Authority (MEDA). The MEDA mortgage is subordinated to mortgage of Excel Bank Minnesota. The note to MEDA carries an interest rate of 2% and requires monthly principal and interest payments of $1,483 based on a 25-year amortization schedule. Effective May 1, 2009, the Company amended the note to extend the maturity date to May 1, 2011, at which time the entire balance is due.
In fiscal 2008, the Company commenced an addition to its facility to add manufacturing space. Upon completion in early fiscal 2009, the addition added 12,500 square feet of manufacturing space. In August 2008, the Company obtained a loan from M&I Marshall and IIsley Bank to finance this addition. The loan was secured by certain assets of the Company and guarantees by the Company’s subsidiaries. The Company was able to draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1,200,000. The loan required monthly payments of interest only at the bank’s prime rate plus 0.50%. The loan became due and was paid in full on June 30, 2010.
The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.

Item 3.	Legal Proceedings.
The Company is not a party to any material legal proceedings; we may be subject from time to time ordinary routine litigation incidental to its business.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market, Inc. under the symbol “WSCI.”
As of November 8, 2010 there were 379 shareholders of record of the Company’s common stock.
The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2010:
First quarter	$3.22	$2.12
Second quarter	2.20	1.74
Third quarter	2.52	1.80
Fourth quarter	4.41	1.98

FISCAL 2009:
First quarter	$7.32	$2.60
Second quarter	3.55	1.38
Third quarter	2.63	1.15
Fourth quarter	2.60	1.96
During its fiscal 2009 first quarter, the Company paid a quarterly dividend on November 5, 2008. The Company did not pay a dividend following the second, third or fourth quarter of fiscal year 2009. In fiscal year 2010, the Company did not pay a quarterly dividend during the fiscal year but will pay a dividend on November 17, 2010, in the first quarter of fiscal year 2011.

The following table sets forth information regarding our equity compensation plans in effect as of August 29, 2010. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.
Equity Compensation Plan Information

Number of shares of
	Number of shares of		common stock remaining
	common stock to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by shareholders:

2005 Stock Plan	219,666	$3.72	55,795

Total	219,666	$3.72	55,795

The Company made no repurchases of its common stock in fiscal year 2010.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no changes to our critical accounting policies during fiscal 2010.
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
In addition, the Company determines whether its inventory is obsolete by analyzing the sales history of its inventory, sales orders on hand and indications from the Company’s customers as to the future of various parts or programs. If, in the Company’s determination, the inventory value has become impaired, the Company adjusts the inventory value to the amount the Company estimates as the ultimate net realizable value for that inventory. Actual customer requirements in any future periods are inherently uncertain and thus may differ from our estimates. The Company performs its lower of cost or market testing, as well as its excess or obsolete inventory analyses, quarterly.
The Company has no specific timeline to dispose of its remaining obsolete inventory and intends to sell this obsolete inventory from time to time, as market conditions allow.
Goodwill Impairment:
The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company follows the guidance provided by ASC 350 and utilizes a present value technique to measure fair value by estimating future cash flows. The major assumptions in this analysis include: (a) sales estimates for the Company in part provided with guidance from the Company’s customers; and (b) material and labor costs of the Company’s major programs. The Company constructs a discounted cash flow analysis based on these assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2010 fourth quarter did not indicate an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets have two major components which relate to the Company’s net operating loss (NOL) and the Company’s alternative minimum tax (AMT) tax credit carryforwards. The Company’s AMT tax credit carryforward does not expire. The Company’s NOL carryforward is approximately $2.3 million expiring in 2021 - 2029. The Company believes that given the extended time period for the NOL carryforward to expire as well as a return to a more normal growth rate experienced prior to the economic recession of fiscal 2009, that the Company is more likely than not to fully utilize its NOL carryforward before it expires. However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.
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
Liquidity and Capital Resources:
The Company’s net working capital at the end of fiscal 2010 was $4,438,000 as compared to $3,403,000 at the end of fiscal 2009. The increase occurred primarily from decreases in accounts payable and current maturities of long-term debt. The ratio of current assets to current liabilities increased to 2.30 to 1.0 at August 29, 2010 from 1.75 to 1.0 at the end of the prior fiscal year. The Company generated $1,604,000, $1,767,000 and $1,598,000 in cash from operations in fiscal 2010, 2009 and 2008, respectively.
In fiscal 2010, the Company had minimal additions to property, plant and equipment, capitalizing $61,000 during the year. In fiscal 2009 and 2008, additions to property, plant and equipment either by cash or capitalized lease were $1,341,000 and $3,556,000, respectively. These amounts included $919,000 and $2,537,000 of machinery acquired through capital leases in fiscal 2009 and 2008, respectively. In its fiscal 2009 first quarter, the Company added one horizontal machining center for its energy business. Also in fiscal 2009, the Company completed its building addition and capitalized $267,000 in cost in addition to amounts capitalized in fiscal 2008. In fiscal 2008, the Company added four horizontal machining centers and one vertical lathe. The equipment additions in fiscal 2008 were primarily for the increase in sales from the Company’s energy business. Also included in total additions for fiscal 2008, the Company capitalized $786,000 in connection with its building addition.

On February 1, 2010, the Company renewed its revolving line credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million. The agreement expires on February 1, 2011. No balances were owed at August 29, 2010 and August 30, 2009, and no advances were made on the credit line during either fiscal 2010 or 2009.
In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company was able to draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1.2 million. The loan required monthly payments of interest only at the bank’s prime rate plus 0.50%. The loan matured on, and was paid in full on, June 30, 2010.
There were no material sales of machinery and equipment in fiscal 2010 or 2009. Proceeds from the sale of equipment amounted to $131,000 in fiscal 2008.
The Company’s total debt was $4,902,000 at August 29, 2010 which consisted of mortgages and loans on its building of $1,443,000 and capital lease obligations secured by production equipment of $3,459,000. Current maturities of long-term debt consist of $846,000 due on capital leases and $319,000 on its building related debt. During fiscal 2010, the Company paid down its debt by $2,076,000 or 30% of its balances owing at the end of fiscal 2009. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2011.
Results of Operations:
Net sales in fiscal 2010 and 2009 were $18.8 million as compared to $25.9 million in fiscal 2008. The comparable sales in fiscal 2010 to fiscal 2009 came as a result of a decrease in the energy business offset by increases in all other business categories. The decrease in fiscal 2009 is attributable primarily to the economic recession, which negatively impacted sales in each of our major markets.
The following is a reconciliation of sales by major market:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Recreational vehicle	$12,209,000	$10,121,000	$14,050,000
Aerospace and defense	1,633,000	1,507,000	2,219,000
Energy	4,485,000	6,693,000	8,856,000
Biosciences	379,000	351,000	504,000
Other	120,000	94,000	253,000

	$18,826,000	$18,766,000	$25,882,000

The increase in sales in fiscal 2010 in the recreational vehicle market came from two factors. The first was a general overall increase in the level of demand in both the ATV and motorcycle markets. The second contributing factor was the Company becoming the sole source supplier on a particular part in fiscal 2010 while the part was dual sourced in fiscal 2009.
The overriding factor in the decrease in sales in fiscal 2009 in the recreational vehicle market was the economic recession. Both the ATV and motorcycle markets experienced declines in demand.
The Company’s sales in its motorcycle market are predominantly with one customer. However, in fiscal 2010, 2009 and 2008 revenues were also somewhat positively impacted by an additional customer which contributed sales of $287,000, $429,000 and $168,000 in those three years, respectively.
Fiscal 2010 sales in the aerospace and defense markets were up 8% in fiscal 2010 as compared to fiscal 2009, with the increase coming primarily from sales from a new customer previously announced. Fiscal 2009 sales in the aerospace and defense markets were down 32% as compared to fiscal 2008, again due to the recession and corresponding slump in the aerospace industry.

The Company’s sales in its energy business decreased 33% in fiscal 2010 as compared to fiscal 2009. The Company believes that the reduction of the volume of orders from its customers in this segment is due to a combination of factors including the recession, tight credit conditions, lower oil prices and a reduction in the demand of the particular type of oilfield equipment the Company manufactures. Sales have also decreased as a result of the consignment of the raw material the Company machines in its end products as opposed to purchasing the raw material. The Company has experienced, in recent quarters, a higher percentage of consigned raw materials in its parts which then leads to a lower overall end sales price to its customers.
Sales in fiscal 2009 in the energy market decreased 24% as compared to the prior year. The Company believes that the decrease in sales is due to a combination of factors including the recession, tight credit conditions and lower oil prices.
Fiscal 2010 sales in the Company’s biosciences industry rose 8% in 2010 as compared to fiscal 2009 on a general increase in demand. Sales in the Company’s bioscience industry decreased in fiscal 2009 that is believed to be due primarily to the recession.
The Company’s sales from its “other” market are primarily derived from miscellaneous sales in the computer components fields and amount to less than 1% of the Company’s total sales.
The Company’s gross margin increased to 19.9% in fiscal 2010 from 12.6% in fiscal 2009. The primary factor in the increase was that the fiscal 2009 margins were negatively affected by the recessionary conditions in that year. The increase in gross margin in fiscal 2010 is also partially attributable to a lower percentage of material and outside services content in product shipped during the year. Thus, the value added sales (net sales less material and outside services) were higher during fiscal 2010 than in fiscal 2009. So while the Company’s overall sales were virtually the same year-over-year, the Company’s value added sales were up 10% in fiscal 2010 versus fiscal 2009. This increase in the volume of value added sales, in combination with cost reduction efforts, were the primary drivers in the increase in the gross margin percentage in fiscal 2010.
The Company’s gross margin decreased in fiscal 2009 to 12.6% from the 18.9% in fiscal 2008 due primarily to the lower sales volume and a corresponding higher percentage of fixed costs such as depreciation.
No significant sales of obsolete items occurred in fiscal 2008 through 2010 and, correspondingly, no significant gross margin was recognized.
Selling and administrative expense increased in fiscal 2010 versus 2009 by $199,000 to $2.4 million. The increase was due primarily to higher payroll costs. Selling and administrative expense decreased in fiscal 2009 from fiscal 2008 to approximately $2.2 million from $2.5 million. The decrease is primarily attributable to lower compensation costs. The Company adopted ASC 718 in fiscal 2007 and recorded a non-cash stock option compensation expense of $211,000, $196,000 and $163,000 in fiscal 2010, 2009 and fiscal 2008, respectively. In addition, the Company incurred professional service expense in each of those three fiscal years in connection with its analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act.
Interest expense in fiscal 2010 was $57,000 lower than in fiscal 2009 as the Company did not enter into any new lending or capital lease arrangements and paid down its debt by approximately $2.1 million during the year. Interest expense in fiscal 2009 was $417,000 or an increase of $110,000 over fiscal 2008, and was primarily due to new manufacturing equipment acquired under capital leases in fiscal 2009 and prior years.

The Company recorded income taxes at an effective tax rate of 36% for fiscal 2010 and 2009, while for fiscal 2008 the effective rate was at 35%. The Company maintained its valuation allowance at zero during 2010 and 2009.
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
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Michael J. Pudil, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 29, 2010 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness described below, we believe our consolidated financial statements presented in this Annual Report on Form 10-K fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 29, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no change in the quarter.
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

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company’s internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2010 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 29, 2010, the Company’s internal control over financial reporting was not effective due to a material weakness in the areas of segregation of duties and adequacy of personnel resulting from a reduction in staff in its finance and accounting department during the quarter ended May 31, 2009.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.
Item 9B. Other Information.
None.

PART III
Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 29, 2010 and such information required by such items is incorporated herein by reference from the proxy statement.

Item 15.	Exhibits.
(a)	Documents filed as part of this report.
1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 21) hereinafter contained for all Consolidated Financial Statements.

2.	Exhibits. Exhibit

Exhibit No.	Description
3.1	Restated Articles of Incorporation of WSI Industries, Inc. Incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

3.2	Restated and Amended Bylaws, as amended through January 6, 2005. Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

10.1	WSI Industries, Inc. 1994 Stock Plan, as amended. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-78491).

10.2	WSI Industries, Inc. 2005 Stock Plan. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-155768).

10.3	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.4
Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.5
Form of Restricted Stock Bonus Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended August 30, 2009.

Exhibit No.	Description
10.6	Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.7	Employment Agreement dated as of October 7, 2009 by and between WSI Industries, Inc. and Michael J. Pudil. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 7, 2009.

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

10.11	Severance Letter Agreement dated October 7, 2009 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated October 7, 2009.

10.12	Employment Offer Letter dated October 5, 2009 by WSI Industries, Inc. to Benjamin Rashleger. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 7, 2009.

10.13
Employment (Change In Control) Agreement dated October 12, 2009 by and between WSI Industries, Inc. and Benjamin Rashleger. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 7, 2009.

10.14
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

10.16	Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 3, 2004.

Exhibit No.	Description
10.17
Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Monticello Economic Development Authority as holder in the original principal amount of $350,000. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 3, 2004.

10.18
Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 3, 2004.

10.19
Mortgage and Security Agreement and Fixture Financing Statement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 3, 2004.

10.20
Mortgage dated as of May 3, 2004 between WSI Industries, Inc. and the Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K dated May 3, 2004.

10.21
First Amendment to Loan Agreement dated April 20, 2009 by and between WSI Industries, Inc. and the City of Monticello Economic Development Authority. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated April 22, 2009.

10.22
Amended Promissory Note dated April 20, 2009 issued by WSI Industries, Inc. to the City of Monticello Economic Development Authority in the maximum principal amount of $350,000. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated April 22, 2009.

10.23
Second Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of May 3, 2004 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K dated May 3, 2004.

10.24
Third Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2005 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended November 28, 2004.

10.25
Fourth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2006 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 27, 2005.

Exhibit No.	Description
10.26
Fifth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2007 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 26, 2006.

10.27
Sixth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 31, 2008 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and M&I Marshall and IIsley Bank. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended February 24, 2008.

10.28
Loan Agreement dated as of August 26, 2008 by and between WSI Industries, Inc. and M&I Marshall and Iisley Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 26, 2008.

10.29
Eighth Amendment and Modification of Revolving Line of Credit Promissory Note, Loan Agreement and Reaffirmation of Guaranties dated February 1, 2009 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc., WSI Rochester, Inc., and M&I Marshall & Ilsley Bank. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 1, 2009.

10.30
Promissory Note dated August 26, 2008 issued by WSI Industries, Inc. to M&I Marshall & Ilsley Bank in the maximum principal amount of $1,200,000. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 26, 2008.

10.31
Security Agreement dated August 26, 2008 by WSI Industries, Inc. as debtor in favor of M&I Marshall & Ilsley Bank as secured party. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated August 26, 2008.

10.32	Guaranty By Corporation dated August 26, 2008 by Taurus Numeric Tool, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated August 26, 2008.

10.33	Guaranty By Corporation dated August 26, 2008 by WSI Rochester, Inc. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated August 26, 2008.

10.34
Ninth Amendment and Modification of Revolving Line of Credit Promissory Note, Loan Agreement and Reaffirmation of Guaranties dated February 1, 2010 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc., WSI Rochester, Inc., and M&I Marshall & Ilsley Bank. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 11, 2010.

Exhibit No.	Description
14.1
Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certificate pursuant to 18 U.S.C. §1350.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSI INDUSTRIES, INC.
BY:	/s/ Michael J. Pudil
Michael J. Pudil
Chief Executive Officer (principal executive officer)

BY:	/s/ Paul D. Sheely
Paul D. Sheely
Vice President and Treasurer (principal financial and accounting officer)
DATE: November 23, 2010
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Pudil Michael J. Pudil	Chief Executive Officer and Director	November 23, 2010

/s/ Paul Baszucki Paul Baszucki	Director	November 23, 2010

/s/ Thomas C. Bender Thomas C. Bender	Director	November 23, 2010

/s/ Burton F. Myers II Burton F. Myers II	Director	November 23, 2010

/s/ Eugene J. Mora Eugene J. Mora	Director	November 23, 2010

/s/ James D. Hartman James D. Hartman	Director	November 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota
We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 29, 2010 and August 30, 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 29, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 29, 2010 and August 30, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended August 29, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Schechter Dokken Kanter
Andrews & Selcer Ltd
Minneapolis, Minnesota
November 23, 2010

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 29, 2010 AND AUGUST 30, 2009

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$2,347,113	$2,879,952
Accounts receivable, less allowance for doubtful accounts of $10,074	3,087,087	2,735,586
Inventories (Note 2)	2,185,283	2,146,531
Prepaid and other current assets	60,686	51,902
Deferred tax assets (Note 6)	171,713	156,812

Total current assets	7,851,882	7,970,783

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	2,299,648	2,286,077
Machinery and equipment	10,998,303	11,065,856
Less accumulated depreciation	(7,610,282)	(6,650,574)

Total property, plant, and equipment	6,506,669	7,520,359

Deferred tax assets (Note 6)	258,901	644,277

Other assets (Note 10):
Goodwill and related acquisition costs	2,368,452	2,368,452

	$16,985,904	$18,503,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,266,641	$2,007,516
Accrued compensation and employee withholdings	615,048	313,071
Other accrued expenses	367,218	171,450
Current portion of long-term debt (Note 3)	1,165,192	2,075,672

Total current liabilities	3,414,099	4,567,709

Long-term debt, less current portion (Note 3)	3,736,505	4,901,748

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,888,492 shares and 2,878,868 respectively	288,850	287,886
Capital in excess of par value	2,922,048	2,871,068
Deferred compensation	(250,412)	(361,861)
Retained earnings	6,874,814	6,237,321

Total stockholders’ equity	9,835,300	9,034,414

	$16,985,904	$18,503,871

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 29, 2010, AUGUST 30, 2009 AND AUGUST 31, 2008

	2010	2009	2008

Net sales (Note 8)	$18,826,498	$18,765,982	$25,881,818

Cost of products sold	15,079,679	16,394,530	20,987,594

Gross margin	3,746,819	2,371,452	4,894,224

Selling and administrative expense	2,424,651	2,225,914	2,492,226
Gain on sale of equipment	—	—	(102,326)
Interest and other income	(33,183)	(22,385)	(75,967)
Interest expense	359,269	416,650	306,563

	2,750,737	2,620,179	2,620,496

Income (loss) before income taxes	996,082	(248,727)	2,273,728

Income taxes (benefits) (Note 6)	358,589	(89,542)	795,805

Net income (loss)	$637,493	$(159,185)	$1,477,923

Basic earnings (loss) per share	$.23	$(.06)	$.54

Diluted earnings (loss) per share	$.23	$(.06)	$.52

Cash dividend per share	$—	$.0375	$.15

Weighted average number of common shares outstanding, basic	2,801,210	2,789,717	2,751,779

Weighted average number of common shares outstanding, diluted	2,801,210	2,789,717	2,816,954

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Capital in			Total
	Stock		Excess of	Deferred	Retained	Stockholders’
	Shares	Amount	Par Value	Compensation	Earnings	Equity
Balance at August 26, 2007	2,731,165	$273,117	$2,214,922	$(26,577)	$5,436,620	$7,898,082

Net income	—	—	—	—	1,477,923	1,477,923
Restricted stock grants	37,461	3,746	225,458	(229,204)	—	—
Restricted stock issuance	—	—	(9,797)	9,797	—	—
Stock option compensation	—	—	163,285	—	—	163,285
Exercise of stock options	16,000	1,600	40,485	—	—	42,085
Exercise of stock appreciation rights and payment of withholding taxes	40,732	4,073	(60,556)	—	—	(56,483)
Dividends paid	—	—	—	—	(413,533)	(413,533)

Balance at August 31, 2008	2,825,358	$282,536	$2,573,797	$(245,984)	$6,501,010	$9,111,359

Net loss	—	—	—	—	(159,185)	(159,185)
Restricted stock grants	63,382	6,338	226,591	(232,929)	—	—
Restricted stock issuance	—	—	(48,176)	48,176	—	—
Stock option compensation	—	—	196,284	—	—	196,284
Restricted stock grants not earned and payment of withholding taxes	(9,872)	(988)	(77,428)	68,876	—	(9,540)
Dividends paid	—	—	—	—	(104,504)	(104,504)

Balance at August 30, 2009	2,878,868	$287,886	$2,871,068	$(361,861)	$6,237,321	$9,034,414

Net income	—	—	—	—	637,493	637,493
Restricted stock grants	58,405	5,841	133,215	(139,056)	—	—
Restricted stock issuance	—	—	(94,919)	94,919	—	—
Stock option compensation	—	—	210,712	—	—	210,712
Restricted stock grants not earned and payment of withholding taxes	(48,781)	(4,877)	(198,028)	155,586	—	(47,319)

Balance at August 29, 2010	2,888,492	$288,850	$2,922,048	$(250,412)	$6,874,814	$9,835,300

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 29, 2010, AUGUST 30, 2009 AND AUGUST 31, 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$637,493	$(159,185)	$1,477,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,074,457	1,050,833	817,658
Amortization of deferred financing cost	—	4,409	6,612
Gain on sale of property, plant, and equipment and other assets	—	—	(102,327)
Deferred taxes	339,979	(79,571)	752,951
Stock option compensation	210,712	196,284	163,285

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(351,501)	1,017,768	(699,304)
Inventories	(38,752)	389,475	(636,707)
Prepaid and other current assets	(8,784)	137,031	(34,140)
Decrease in accounts payable and accrued expenses	(259,953)	(790,058)	(147,701)

Net cash provided by operating activities	1,603,651	1,766,986	1,598,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(60,767)	(421,634)	(1,018,755)
Proceeds from sale of equipment and other assets	—	—	130,531

Net cash used in investing activities	(60,767)	(421,634)	(888,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(2,075,723)	(829,497)	(696,778)
Proceeds from issuance of long-term debt	—	625,000	575,000
Issuance of common stock	—	—	42,085
Dividends paid	—	(104,504)	(413,533)

Net cash used in financing activities	(2,075,723)	(309,001)	(493,226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(532,839)	1,036,351	216,800

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,879,952	1,843,601	1,626,801

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,347,113	$2,879,952	$1,843,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$363,278	$413,120	$306,599
Payroll withholding taxes in cashless stock option exercise	16,823	9,540	414,255
Income taxes	15,536	13,762	12,580
Noncash investing and financing activities:
Acquisition of machinery through capital lease	—	919,043	2,537,240
Deferred tax benefit from exercise of stock options	30,496	—	357,772
See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 29, 2010, AUGUST 30, 2009 AND AUGUST 31, 2008
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description - WSI Industries, Inc. and Subsidiaries’ (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.
Fiscal Year - WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2008 consisted of 53 weeks. Fiscal 2010 and 2009 each consisted of 52 weeks.
Basis of Presentation - The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated. Our consolidated financial statements for the year ended August 29, 2010 were evaluated for subsequent events.
Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less. At times bank balances may exceed federally insured limits and the risk of losses related to such concentrations may have increased as a result of economic developments, particularly with the instability in the commercial and investment banking system. Cash equivalents are carried at cost plus accrued interest which approximates fair value.
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
Property, plant, equipment and depreciation and amortization - The cost of substantially all machinery and equipment, and buildings and improvements are being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

Machinery and equipment	3 to 7 years
Building and improvements	15 to 40 years

Long-lived Assets - The Company evaluates long-term assets on a periodic basis in compliance with Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment of Long-lived Assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If the undiscounted cash flows are less than the carrying amount, the impairment recognized is measured by the amount the carrying value of the assets exceeds their fair value determined primarily through the present value of estimated future cash flows.
Goodwill - The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The Company follows the guidance provided by ASC 350 and utilizes a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and costs assumptions to estimate the fair value of the Company which is the only reporting unit. If the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss at the amount of the difference between carrying value and fair value as determined by the discounted cash flows. The result of the analysis performed in the fiscal 2010 fourth quarter did not indicate an impairment of goodwill. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.
Income Taxes - The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. The Company adopted ASC 740-10 effective for fiscal year 2008. The adoption of ASC 740-10 did not have a material impact on its financial statements or accompanying disclosures. ASC 740-10 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return as well as how it accounts for interest and penalties related to income tax matters. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company currently recognizes a tax position if it is probable of being sustained.
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
Stock-based compensation - Effective August 28, 2006, the Company adopted the provisions of ASC 718, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method of transition, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Share based compensation expense included in the Consolidated Statement of Income was $210,712, $196,284 and $163,285 for the years ended August 29, 2010, August 30, 2009 and August 31, 2008, respectively.
The following information has been determined as if the Company had accounted for its stock options under the fair value method of ASC 718. The fair value for these options was estimated, for the purpose of determining compensation, at the date of grant using the Black-Scholes option pricing model with the following assumptions as set forth in the table below. The estimated fair value of the options is amortized to expense over the options’ vesting period.

	2010	2009	2008
Date of Grant in fiscal -
Dividend yield	—	—	2.75%
Expected volatility	69.8%-70.2%	60.8%	56.8%
Risk free interest rate	2.6%-3.8%	1.6%-2.47%	3.5%-4.0%
Expected term	5-10 years	5-10 years	5-10 years
ASC 718 also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost because of our net operating loss position, the change will have no immediate impact on our consolidated financial statements.
The Company granted shares of non-vested restricted stock to various employees during the years ended August 29, 2010, August 30, 2009 and August 31, 2008. The grants consisted of both outright stock grants as well as stock that could be earned in connection with the Company’s incentive compensation program should certain predetermined targets be met. Both kinds of non-vested restricted stock vest over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under ASC 718 as expense over the period that they vest. The shares are also reflected in stockholder’s equity as deferred compensation which is calculated at the value of the shares at the date of the grant.

Recent Accounting Pronouncements
In June 2009, FASB established Accounting Standards Codification (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for which changed the way we reference accounting standards in our disclosures. Adoption of the Codification has not had a material impact on the Company’s results of operations or financial position.
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this ASU are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.
In April 2010, the FASB issued ASU No. 2010-13, Compensation - Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard.
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

2.	INVENTORIES
Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 29, 2010	August 30, 2009

Raw material	$584,719	$467,765
WIP	939,085	1,135,058
Finished goods	661,479	543,708

	$2,185,283	$2,146,531

3.	DEBT
Long-term debt consists of the following:

	August 29, 2010	August 30, 2009

Building related mortgages & term debt	$1,442,676	$2,693,769
Capitalized lease obligations	3,459,021	4,283,651

	4,901,697	6,977,420
Less current portion	1,165,192	2,075,672

Long-term debt	$3,736,505	$4,901,748

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
In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company was able to draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1,200,000. The loan balance at August 29, 2010 and August 30, 2009 was $0 and $1,200,000, respectively. The loan required monthly payments of interest only at the bank’s prime rate plus .50% and was paid in full on June 30, 2010. At August 30, 2009 the interest rate was 3.75%. The loan was secured by all assets of the Company.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2011	$1,165,192
2012	827,638
2013	805,046
2014	1,732,749
2015	344,160
Thereafter	26,912
Included in the consolidated balance sheet at August 29, 2010 are cost and accumulated depreciation on equipment subject to capitalized leases of $7,537,576 and $4,258,583, respectively. At August 30, 2009, the amounts were $7,537,576 and $3,377,891, respectively. The capital leases carry interest rates from 5.9% to 8.4% and mature from 2011 – 2016.
The present value of the net minimum payments on capital leases as of August 29, 2010 is as follows:

Fiscal years ending August:
2011	$1,053,491
2012	935,974
2013	858,615
2014	743,525
2015	355,875
Thereafter	27,130

Total minimum lease payments	3,974,610
Less amount representing interest	515,589

Present value of net minimum lease payments	3,459,021
Current portion	846,339

Capital lease obligation, less current portion	$2,612,682

Line of Credit:
The Company renewed its revolving credit agreement with its bank on February 1, 2010. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires February 1, 2011 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 29, 2010, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at a rate equal to the London Interbank Offered Rates (LIBOR) (.26% at August 29, 2010) plus 2.75%. However, the rate shall never be less than 4.5%. There were no amounts outstanding related to its revolving credit agreement at August 29, 2010 and August 30, 2009, respectively.
4.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 29, 2010.

5.	STOCK-BASED COMPENSATION
Stock Options - The 1994 Stock Option Plan was approved and 450,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. The Plan expired on September 29, 2004 and therefore no shares remain to be granted.
The 2005 Stock Option Plan was approved and 400,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015.
Stock options vest over a period of six months to three years for both stock option plans.
Option transactions during the three years ended August 29, 2010 are summarized as follows:

	1994 Stock		2005 Stock
	Option Plan		Option Plan
		Average		Average
	Shares	Price	Shares	Price
Outstanding at August 26, 2007	90,500	$3.24	93,500	$3.42
Granted	—	—	57,000	5.39
Forfeited	—	—	(3,000)	3.21
Exercised	(88,500)	3.25	(25,834)	3.41

Outstanding at August 31, 2008	2,000	$2.75	121,666	$4.35
Granted	—	—	53,000	3.46
Forfeited	(2,000)	2.75	—	—
Exercised	—	—	—	—

Outstanding at August 30, 2009	—	$—	174,666	$4.08

Granted			45,000	2.32
Forfeited			—	—
Exercised			—	—

Outstanding at August 29, 2010			219,666	$3.72

Of the 88,500 stock options from the 1994 Plan and the 25,834 stock options from the 2005 Plan that were exercised in fiscal 2008, 56,469 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes.
The weighted fair value of options granted during the years ended August 29, 2010, August 30, 2009 and August 31, 2008 was $1.74, $2.34 and $2.59, respectively. The total intrinsic value of options exercised for the years August 29, 2010, August 30, 2009 and August 31, 2008 periods was $0, $0 and $1,008,979, respectively. The intrinsic value for options outstanding at August 29, 2010 was $14,157.
Cash received from option exercises for years ended August 29, 2010, August 30, 2009 and August 31, 2008 was $0, $0 and $42,085 respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0, $0 and $49,926 for fiscal years 2010, 2009 and 2008, respectively.
As of August 29, 2010, there was $85,879 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.
As of August 29, 2010, there were 35,000 shares with an exercise price of $2.13, 127,666 shares with exercise prices between $3.00 and $3.47 and 57,000 options outstanding with an exercise price of $5.39. At August 29, 2010, outstanding options had a weighted-average remaining contractual life of 7 years.

The number of options exercisable as of August 29, 2010, August 30, 2009 and August 31, 2008 were 169,999, 115,666 and 75,166, respectively, at weighted average share prices of $4.01, $3.89, and $3.30 per share, respectively. At August 29, 2010, there were 49,667 options that had not vested.
The Company also grants non-vested restricted shares as part of the 2005 Stock Option Plan. These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned. Non-vested restricted share transactions during the three years ended August 29, 2010 are as follows:

	Options	Average Price
Outstanding at August 26, 2007	7,606	$3.47
Granted	37,461	6.12
Vested	(2,692)	3.64
Forfeited	—	—

Outstanding at August 31, 2008	42,375	$5.80
Granted	63,382	3.67
Vested	(13,444)	5.53
Forfeited	(6,174)	6.93

Outstanding at August 30, 2009	86,139	$4.20
Granted	58,405	2.38
Vested	(20,129)	4.72
Forfeited	(41,104)	3.78

Outstanding at August 29, 2010	83,311	$3.00

As of August 29, 2010, there was $71,053 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year. The total intrinsic value of restricted stock options that vested during the year ended August 29, 2010 was $44,371.
6.	INCOME TAXES
Income taxes consisted of the following:

	Years Ended
	August 29,	August 30,	August 31,
	2010	2009	2008
Current:
Federal	$15,289	$—	$5,280
State	15,676	(9,971)	33,048

	30,965	(9,971)	38,328
Deferred:
Federal	323,378	(72,577)	741,360
State	4,246	(6,994)	16,117

	327,624	(79,571)	757,477

Total	$358,589	$(89,542)	$795,805

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 29,	August 30,	August 31,
	2010	2009	2008

Ordinary federal income tax statutory rate	34.0%	(34.0)%	34.0%
State income taxes net of federal tax effect	2.0	(2.0)	3.3
Other	—	—	(2.3)

Effective rate	36.0%	(36.0)%	35.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

	August 29, 2010	August 30, 2009
Deferred Tax Assets
Accrued liabilities	$78,998	$70,740
Inventory valuation adjustments	26,262	53,979
Net operating loss carryforwards	827,896	1,238,293
Tax credit carryforwards	510,993	522,293
Stock option expense	151,244	109,462
Other	114,989	78,579

	1,710,382	2,073,346
Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(1,279,768)	(1,272,257)

Net deferred tax asset	$430,614	$801,089

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
As of August 29, 2010, the Company had federal net operating loss carryforwards of approximately $2.3 million expiring in 2021-2029. Also as of August 29, 2010, the Company had $464,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.
7.	EMPLOYEE BENEFITS
The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan. Profit sharing contributions are discretionary and are based on Company results. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2010, 2009 and 2008, were $184,037, $137,762 and $306,864, respectively.

8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS
The Company had sales to two customers that exceeded 10 percent of total sales during fiscal years 2010, 2009 and 2008 as listed below:

	2010	2009	2008
Customer # 1	$11,922,000	$9,652,000	$13,818,000
Customer # 2	$4,480,000	$5,680,000	$8,719,000
The Company had accounts receivable from customer #1 of $2,171,000 and $1,379,000 at August 29, 2010 and August 30, 2009, respectively. The Company had accounts receivable from customer #2 of $633,000 and $803,000 at August 29, 2010 and August 30, 2009, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with these customers.
9.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	2010	2009	2008

Net Income (loss)	$637,493	$(159,185)	$1,477,923

Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,801,210	2,789,717	2,751,779

Effect of dilutive securities; employee and non-employee options	—	—	65,175

Dilutive common shares; denominator for diluted earnings per share	2,801,210	2,789,717	2,816,954

Basic earnings (loss) per share	$.23	$(.06)	$.54

Dilutive earnings (loss) per share	$.23	$(.06)	$.52

Stock options for the purchase of 219,666 shares and 83,311 non-vested restricted shares at August 29, 2010 were not used for the calculation of earnings per share or weighted average shares outstanding on a fully diluted basis.
10.	OTHER ASSETS
Goodwill consists of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).