Form 10-Q
period 2010-11-28
WSI INDUSTRIES, INC.
filed 2011-01-10
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,872,427 shares of common stock were outstanding as of December 31, 2010.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Part I. Financial Information
Item I. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 28,	August 29,
	2010	2010
Assets

Current Assets:
Cash and cash equivalents	$2,560,671	$2,347,113
Accounts receivable	2,706,068	3,087,087
Inventories	2,040,440	2,185,283
Prepaid and other current assets	159,624	60,686
Deferred tax assets	203,993	171,713

Total Current Assets	7,670,796	7,851,882

Property, Plant and Equipment — Net	6,880,366	6,506,669

Deferred tax assets	204,778	258,901

Other assets, net	2,368,452	2,368,452

	$17,124,392	$16,985,904

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,303,297	$1,266,641
Accrued compensation and employee withholdings	531,477	615,048
Other accrued expenses	281,939	367,218
Current portion of long-term debt	1,219,032	1,165,192

Total Current Liabilities	3,335,745	3,414,099

Long-term debt, less current portion	4,002,065	3,736,505

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,872,427 and 2,888,492 shares, respectively	287,243	288,850
Capital in excess of par value	2,972,564	2,922,048
Deferred compensation	(280,230)	(250,412)
Retained earnings	6,807,005	6,874,814

Total Stockholders’ Equity	9,786,582	9,835,300

	$17,124,392	$16,985,904

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
	November 28,	November 29,
	2010	2009

Net sales	$5,527,846	$4,254,309

Cost of products sold	4,797,697	3,471,967

Gross margin	730,149	782,342

Selling and administrative expense	594,953	530,324
Interest and other income	(5,348)	(7,979)
Interest and other expense	71,172	97,457

Earnings from operations before income taxes	69,372	162,540

Income taxes	24,974	58,514

Net income	$44,398	$104,026

Basic earnings per share	$.02	$.04

Diluted earnings per share	$.02	$.04

Cash dividend per share	$.04	$—

Weighted average number of common shares outstanding, basic	2,808,316	2,794,373

Weighted average number of common Shares outstanding, diluted	2,856,652	2,794,373

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
	November 28,	November 29,
	2010	2009
Cash Flows From Operating Activities:
Net income	$44,398	$104,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266,364	270,480
Deferred taxes	21,843	58,514
Stock option compensation expense	40,415	46,803
Changes in assets and liabilities:
Decrease in accounts receivable	381,019	761,006
Decrease in inventories	144,843	214,249
(Increase) decrease in prepaid expenses	(98,938)	16,270
Decrease in accounts payable and accrued expenses	(153,518)	(605,774)

Net cash provided by operations	646,426	865,574

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(86,448)	—

Net cash used in investing activities	(86,448)	—

Cash Flows From Financing Activities:
Payments of long-term debt	(234,213)	(215,515)
Dividends paid	(112,207)	—

Net cash used in financing activities	(346,420)	(215,515)

Net Increase In Cash And Cash Equivalents	213,558	650,059

Cash And Cash Equivalents At Beginning Of Year	2,347,113	2,879,952

Cash And Cash Equivalents At End Of Reporting Period	$2,560,671	$3,530,011

Supplemental cash flow information:
Cash paid during the period for:
Interest	$71,644	$97,763
Payroll withholding taxes in cashless stock option exercise	$21,324	$3,577
Income taxes	$28,000	$3,486
Non-cash investing and financing activities:
Acquisition of equipment through capital lease	$553,613	$—
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of November 28, 2010, the condensed consolidated statements of income for the thirteen weeks ended November 28, 2010 and November 29, 2009 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
The condensed consolidated balance sheet at August 29, 2010 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 29, 2010. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
2.	INVENTORIES
Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 28,	August 29,
	2010	2010

Raw material	$501,910	$584,719
WIP	897,024	939,085
Finished goods	641,506	661,479

	$2,040,440	$2,185,283

3.	OTHER ASSETS
Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 28, 2010 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2010 fourth quarter did not indicate an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.

4.	DEBT
During the quarter ended November 28, 2010, the Company entered into a capitalized lease of approximately $534,000 in connection with the acquisition of machinery and equipment. The lease carries an interest rate of approximately 4.75% and matures in 2017.
5.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 28,	November 29,
	2010	2009
Numerator for earnings per share:
Net income	$44,398	$104,026

Denominator:
Denominator for basic earnings per share — weighted average shares	2,808,316	2,794,373

Effect of dilutive securities:
Employee and non-employee options	48,336	—

Dilutive common shares
Denominator for diluted earnings per share	2,856,652	2,794,373

Basic earnings per share	$.02	$.04

Diluted earnings per share	$.02	$.04

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
The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 29, 2010. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.
Results of Operations:
Net sales were $5,528,000 for the first quarter of fiscal year 2011 ending November 28, 2010, a 30% increase from the same period of the prior year. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
		Percent		Percent	Dollar
	November 28,	of Total	November 29,	of Total	Percent
	2010	Sales	2009	Sales	Change

ATV & Motorcycle	$4,026,000	73%	$2,548,000	54%	58%
Energy	871,000	16%	1,283,000	27%	-32%
Aerospace & Defense	564,000	10%	369,000	8%	53%
Bioscience	67,000	1%	54,000	1%	24%

Total Sales	$5,528,000	100%	$4,254,000	100%	17%

Sales from the Company’s ATV and motorcycle markets were up 58% in the fiscal 2011 first quarter as compared to the prior year’s first quarter due to volume increases in both markets.

Sales from the Company’s energy business for the fiscal first quarter of 2011 declined by 32%. The Company believes that the reduction of the volume of orders from its customers in this segment is due to a combination of factors including tight credit conditions and a reduction in the demand of the particular type of oilfield equipment the Company manufactures. Sales have also decreased as a result of the consignment of the raw material the Company machines in its end products as opposed to purchasing the raw material. The Company has experienced, in recent quarters, a higher percentage of consigned raw materials in its parts which then leads to a lower overall end sales price to its customers in the energy sector.
Sales from the Company’s aerospace and defense markets increased in the Company’s fiscal first quarter of 2011 by 53% as compared to the fiscal first quarter of 2010. The growth was due to a general increased level of business from most of its customers as well as sales to a new customer for an assembly program previously announced by the Company in July 2010.
Sales from the Company’s biosciences market increased in the fiscal 2011 first quarter as compared to the prior year quarter as this market appears to be slowly emerging from the recession.
Gross margin decreased to 13% for the quarter ending November 28, 2010 versus 18% in the prior year quarter. The decrease is due in large measure to start-up costs related to a new program from a new customer in the energy sector that the Company incurred during the quarter. The decrease in gross margin in the fiscal 2011 first quarter is also attributable to a higher percentage of material and outside services content in product shipped during the quarter. This higher material content had a negative effect on gross margins in the fiscal 2011 first quarter.
Selling and administrative expense of $595,000 for the quarter ending November 28, 2010 was $65,000 higher than the prior year’s quarter. The increase is primarily attributable to higher compensation costs which included a ratable portion of the amount due to the Company’s chief executive officer at the end of calendar year 2011 in relation to his employment contract with the Company.
Interest expense in the first quarter of fiscal 2011 was $71,000 compared to $97,000 in first quarter of fiscal 2010. This decrease reflects a lower level of overall debt.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter ended November 28, 2010 and November 29, 2009, respectively.
Liquidity and Capital Resources:
On November 28, 2010, working capital was $4,335,000 which did not change significantly as compared to $4,438,000 at August 29, 2010. The ratio of current assets to current liabilities of 2.30 to 1.0 at November 28, 2010 was identical to the ratio at August 29, 2010.
It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. The Company’s line of credit expires February 1, 2011; however, it expects that the line of credit will be renewed at that point. There can be no assurance that the line of credit will be renewed or, if renewed, that the material terms (such as availability and interest rate) will be the same as the Company’s current line of credit. No amounts have been borrowed under the line of credit which carries an interest rate at LIBOR plus 2.75%.

Cautionary Statement:
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 29, 2010, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 28, 2010 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.
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
PART II. OTHER INFORMATION:
ITEM 1A. RISK FACTORS
Not Applicable.

ITEM 6. EXHIBITS
A.	The following exhibits are included herein:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. §1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.
Date: January 10, 2011	/s/ Michael J. Pudil
Michael J. Pudil, CEO

Date: January 10, 2011	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO