Form 10-Q
period 2011-02-27
WSI INDUSTRIES, INC.
filed 2011-03-30
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,888,801 shares of common stock were outstanding as of March 29, 2011.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Part 1. Financial Information

Item 1.	Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 27,	August 29,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$1,807,668	$2,347,113
Accounts receivable	3,143,749	3,087,087
Inventories	2,147,729	2,185,283
Prepaid and other current assets	125,068	60,686
Deferred tax assets	226,093	171,713

Total Current Assets	7,450,307	7,851,882

Property, Plant and Equipment — Net	7,176,673	6,506,669

Deferred tax assets	138,323	258,901

Goodwill and other assets, net	2,368,452	2,368,452

	$17,133,755	$16,985,904

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,095,445	$1,266,641
Accrued compensation and employee withholdings	657,792	615,048
Other accrued expenses	160,221	367,218
Current portion of long-term debt	1,248,020	1,165,192

Total Current Liabilities	3,161,478	3,414,099

Long-term debt, less current portion	4,107,088	3,736,505

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,888,801 and 2,888,492 shares, respectively	288,880	288,850
Capital in excess of par value	3,035,477	2,922,048
Deferred compensation	(270,866)	(250,412)
Retained earnings	6,811,698	6,874,814

Total Stockholders’ Equity	9,865,189	9,835,300

	$17,133,755	$16,985,904

See notes to condensed consolidated financial statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010

Net sales	$5,682,292	$4,059,599	$11,210,138	$8,313,908

Cost of products sold	4,815,875	3,402,154	9,613,572	6,874,121

Gross margin	866,417	657,445	1,596,566	1,439,787

Selling and administrative expense	607,215	531,075	1,200,167	1,061,399
Interest and other income	(2,576)	(9,545)	(5,924)	(17,524)
Interest expense	77,734	92,359	148,907	189,817

Income before income taxes	184,044	43,556	253,416	206,095

Income taxes	66,256	15,681	91,230	74,195

Net income	$117,788	$27,875	$162,186	$131,900

Basic earnings per share	$.04	$.01	$.06	$.05

Diluted earnings per share	$.04	$.01	$.06	$.05

Cash dividend per share	$.04	$—	$.08	$—

Weighted average number of common shares outstanding, basic	2,824,520	2,800,107	2,816,418	2,797,240

Weighted average number of common shares outstanding, diluted	2,876,317	2,800,107	2,866,485	2,797,240

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
	February 27,	February 28,
	2011	2010
Cash Flows From Operating Activities:
Net income	$162,186	$131,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	567,891	540,255
Deferred taxes	88,099	74,195
Stock option compensation expense	95,199	105,095
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(56,662)	588,439
Decrease in inventories	37,554	289,784
Increase in prepaid expenses	(64,383)	(23,347)
Decrease in accounts payable and accrued expenses	(392,052)	(213,412)

Net cash provided by operations	437,832	1,492,909

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(293,832)	(10,536)

Net cash used in investing activities	(293,832)	(10,536)

Cash Flows From Financing Activities:
Payments of long-term debt	(490,652)	(433,426)
Issuance of common stock	32,510	—
Dividends paid	(225,303)	—

Net cash used in financing activities	(683,445)	(433,426)

Net Increase (Decrease) In Cash And Cash Equivalents	(539,445)	1,048,947

Cash And Cash Equivalents At Beginning Of Year	2,347,113	2,879,952

Cash And Cash Equivalents At End Of Reporting Period	$1,807,668	$3,928,899

Supplemental cash flow information:
Cash paid during the period for:
Interest	$149,412	$190,696
Income taxes	$35,641	$3,486
Payroll withholding taxes in cashless stock option exercise	$78,505	$16,823
Non cash investing and financing activities:
Acquisition of equipment through capital lease	$944,063	$—
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of February 27, 2011, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 27, 2011 and February 28, 2010 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
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
2.	INVENTORIES
Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	February 27,	August 29,
	2011	2010

Raw material	$594,847	$584,719
WIP	870,024	939,085
Finished goods	682,858	661,479

	$2,147,729	$2,185,283

3.	GOODWILL AND OTHER ASSETS
Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at February 27, 2011 (net of accumulated amortization of $344,812 recorded prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2010 fourth quarter did not indicate an impairment of goodwill. The Company will analyze goodwill more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, occur.

4.	DEBT AND LINE OF CREDIT:
During the quarter ended February 27, 2011, the Company entered into a capitalized lease of approximately $390,000 in connection with the acquisition of machinery and equipment. The lease carries an interest rate of approximately 5.15% and matures in 2017.
Subsequent to the end of the quarter ended February 27, 2011, the Company renewed its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million with the loan being collateralized by all assets of the Company. The agreement expires on February 1, 2012 and carries an interest rate of LIBOR plus 3%. However the rate would never be less than 3.75%. The agreement also contains restrictive provisions requiring a minimum net worth and current ratio, as well as a debt service coverage ratio.
5.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$117,788	$27,875	$162,186	$131,900

Denominator
Denominator for basic earnings per share — weighted average shares	2,824,520	2,800,107	2,816,418	2,797,240

Effect of dilutive securities:
Employee and non-employee options	51,797	—	50,067	—

Dilutive common shares
Denominator for diluted earnings per share	2,876,317	2,800,107	2,866,485	2,797,240

Basic earnings per share	$.04	$.01	$.06	$.05

Diluted earnings per share	$.04	$.01	$.06	$.05

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations:
Net sales were $5,682,000 for the thirteen weeks ending February 27, 2011, an increase of 40% or $1,623,000 from the same period of the prior year. Year-to-date sales in fiscal 2011 are $11,210,000 compared to $8,314,000 in the prior year which equates to a 35% increase. Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	February	of Total	February	of Total	Percent	February	of Total	February	of Total	Percent
	27, 2011	Sales	28, 2010	Sales	Change	27, 2011	Sales	28, 2010	Sales	Change
ATV & Motorcycle	$3,871,000	68%	$2,476,000	61%	56%	$7,897,000	70%	$5,024,000	61%	57%
Energy	1,330,000	23%	1,040,000	26%	28%	2,201,000	20%	2,324,000	28%	-5%
Aerospace & Defense	337,000	6%	333,000	8%	1%	895,000	8%	682,000	8%	31%
Bioscience	116,000	2%	119,000	3%	-3%	184,000	2%	173,000	2%	6%
Other	28,000	1%	92,000	2%	-70%	33,000	—	111,000	1%	-70%

Total Sales	$5,682,000	100%	$4,060,000	100%	40%	$11,210,000	100%	$8,314,000	100%	35%

Sales from the Company’s ATV and Motorcycle markets were up 56% for the fiscal 2011 second quarter as compared to the prior year quarter due to increased demand across all product lines from the Company’s largest customer. Year-to-date sales for the ATV and Motorcycle markets were up 57% as compared to the prior year for the same reason.
Sales from the Company’s energy business for the fiscal second quarter were up by 28% over the prior year’s second quarter. This increase was due primarily to sales from a new customer, a program that was announced by the Company in its fiscal first quarter. Year to date sales are down 5% as compared to fiscal 2010. The increase in the Company’s second quarter’s sales could not overcome a weaker demand in the Company’s first quarter and therefore year-to-date sales are lower in fiscal 2011.
Sales from the Company’s aerospace and defense markets were comparable in the fiscal 2011 first quarter to the prior year’s first quarter. Year-to-date sales are up 31% as compared to the prior year due to an increase in demand as well as a new assembly program that the Company had in the fiscal 2011 first quarter. The assembly program had minimal sales in the fiscal second quarter due to design changes being implemented by the Company’s customer. The Company anticipates that sales from this new program will resume in the second half of fiscal 2011.
Sales from the Company’s biosciences market have not changed significantly from the prior year for either the fiscal second quarter or year-to-date periods.
Sales from the Company’s other category decreased in the fiscal 2011 second quarter as compared to the prior year quarter as the prior year included orders of what the Company believes will be a one-time sale of repair parts. The Company’s fiscal 2011 year-to-date sales are lower than the prior year for the same reason.
Gross margin decreased to 15% for the quarter ending February 27, 2011 versus 16% in the prior year period. Year-to-date gross margins were 14% and 17% for the twenty-six week periods ending February 27, 2011 and February 28, 2010, respectively. The decrease in gross margin in the fiscal 2011 second quarter is primarily related to start-up expenses associated with two new projects the Company is working on partially offset by gains in margin due to higher overall sales volumes. The Company’s year-to-date gross margins were down as compared to the prior year period for largely the same reasons previously described. The Company anticipates that these start-up expenses will be not as significant in its fiscal 2011 third and fourth quarters.
Selling and administrative expense of $607,000 for the quarter ending February 28, 2011 was $76,000 higher than in the prior year period due primarily to higher compensation expense. Year-to-date selling and administrative expense of $1,200,000 was $139,000 higher than the comparable prior year period due primarily to the same reason. The compensation costs include a ratable portion of the amount due to the Company’s chief executive officer at the end of calendar year 2011 in relation to his employment contract with the Company. Also included in selling and administrative expense are non-cash stock option compensation expense costs related to the adoption of SFAS 123(R) in the amount of $55,000 and $58,000 for the quarters ended February 27, 2011 and February 28, 2010, respectively. The year-to-date stock option compensation expenses are $95,000 and $105,000 for the periods ended February 27, 2011 and February 28, 2010, respectively.
Interest expense in the second quarter of fiscal 2011 was $78,000, which was $14,000 lower than the second quarter of fiscal 2010 amount of $92,000. Year-to-date interest expense for fiscal 2011 of $149,000 was lower than the prior year-to-date amount by $41,000. The lower interest costs are a result of the payoff in June 2010 of a term loan due to the Company’s bank of $1.2 million as well as overall lower levels of capital lease related debt in fiscal 2011 as compared to the prior year.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended February 27, 2011 and February 28, 2010.

Liquidity and Capital Resources:
On February 27, 2011 working capital was $4,289,000 as compared to $4,438,000 at August 29, 2010. The ratio of current assets to current liabilities at February 27, 2011 was 2.36 to 1.0 compared to 2.30 to 1.0 at August 29, 2010. The Company’s liquidity position has steadily improved in the last twelve months as its current ratio has improved from 1.86 to 1.0 at the end of the fiscal 2010 second quarter to its present 2.36 to 1.0. The improvement is due in large measure to the payoff of a bank term loan in June of 2010 as well as cash generated from operations during the past twelve months.
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
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 27, 2011 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.
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
PART II. OTHER INFORMATION:

Item 1A.	RISK FACTORS
Not Applicable.
Item 6. EXHIBITS
A. The following exhibits are included herein:

Exhibit 10.1	Loan Agreement between WSI Industries, Inc. and M&I Marshall & Ilsely Bank

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

Exhibit 32	Certificate pursuant to 18 U.S.C. §1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.
Date: March 30, 2011	/s/ Michael J. Pudil
Michael J. Pudil, CEO

Date: March 30, 2011	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO