Form 10-Q
period 2011-05-29
WSI INDUSTRIES, INC.
filed 2011-06-24
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,889,252 shares of common stock were outstanding as of June 24, 2011.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

Item I. Financial Statements
WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 29,	August 29,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$2,319,607	$2,347,113
Accounts receivable	2,949,754	3,087,087
Inventories	2,317,728	2,185,283
Prepaid and other current assets	117,240	60,686
Deferred tax assets	240,844	171,713

Total Current Assets	7,945,173	7,851,882

Property, Plant and Equipment — Net	6,896,554	6,506,669

Deferred tax assets	—	258,901

Goodwill and other assets, net	2,368,452	2,368,452

	$17,210,179	$16,985,904

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,140,126	$1,266,641
Accrued compensation and employee withholdings	811,110	615,048
Other accrued expenses	98,671	367,218
Current portion of long-term debt	960,961	1,165,192

Total Current Liabilities	3,010,868	3,414,099

Long-term debt, less current portion	3,874,569	3,736,505

Deferred tax liabilities	114,540	—

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,889,252 and 2,888,492 shares, respectively	288,925	288,850
Capital in excess of par value	3,098,924	2,922,048
Deferred compensation	(272,981)	(250,412)
Retained earnings	7,095,334	6,874,814

Total Stockholders’ Equity	10,210,202	9,835,300

	$17,210,179	$16,985,904

See notes to condensed consolidated financial statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010

Net sales	$6,531,996	$4,656,589	$17,742,134	$12,970,497

Cost of products sold	5,065,735	3,743,987	14,679,308	10,618,108

Gross margin	1,466,261	912,602	3,062,826	2,352,389

Selling and administrative expense	773,581	582,993	1,973,748	1,644,392
Interest and other income	(2,442)	(7,798)	(8,366)	(25,322)
Interest expense	74,726	90,487	223,632	280,304

Income before income taxes	620,396	246,920	873,812	453,015

Income taxes	223,343	88,890	314,573	163,085

Net income	$397,053	$158,030	$559,239	$289,930

Basic earnings per share	$.14	$.06	$.20	$.10

Diluted earnings per share	$.14	$.06	$.19	$.10

Cash dividend per share	$.04	$.00	$.12	$.00

Weighted average number of common shares outstanding, basic	2,835,424	2,805,181	2,822,754	2,799,887

Weighted average number of common shares outstanding, diluted	2,877,819	2,805,181	2,870,263	2,799,887

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
	May 29,	May 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$559,239	$289,930
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	870,259	808,110
Net tax benefits related to share-based compensation	(21,901)	—
Deferred taxes	326,211	163,085
Stock option compensation expense	156,576	162,290
Changes in assets and liabilities:
Decrease in accounts receivable	137,333	569,960
(Increase) decrease in inventories	(132,445)	339,318
Increase in prepaid expenses	(56,554)	(56,346)
Decrease in accounts payable and accrued expenses	(255,605)	(936,001)

Net cash provided by operations	1,583,113	1,340,346

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(316,081)	(28,215)

Net cash used in investing activities	(316,081)	(28,215)

Cash Flows From Financing Activities:
Payments of long-term debt	(1,010,230)	(652,960)
Issuance of common stock	32,510	—
Net tax benefits related to share-based compensation	21,901	—
Dividends paid	(338,719)	—

Net cash used in financing activities	(1,294,538)	(652,960)

Net Increase (Decrease) In Cash And Cash Equivalents	(27,506)	659,171

Cash And Cash Equivalents At Beginning Of Year	2,347,113	2,879,952

Cash And Cash Equivalents At End Of Reporting Period	$2,319,607	$3,539,123

Supplemental cash flow information:
Cash paid during the period for:
Interest	$224,137	$280,414
Income taxes	$35,641	$11,377
Payroll withholding taxes in cashless stock option exercise	$56,604	$16,823
Non-cash investing and financing activities:
Acquisition of machinery through capital lease	$944,063	$—
See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
The condensed consolidated balance sheet as of May 29, 2011, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 29, 2011 and May 30, 2010 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.
The condensed consolidated balance sheet at August 29, 2010 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 annual report to shareholders on Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
2.	INVENTORIES:
Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 29,	August 29,
	2011	2010

Raw material	$517,976	$584,719
WIP	1,061,331	939,085
Finished goods	738,421	661,479

	$2,317,728	$2,185,283

The Company did not dispose of any significant obsolete inventory during the quarter ended May 29, 2011 and therefore there was no material effect on gross margin from any dispositions.
3.	GOODWILL AND INTANGIBLE ASSETS:
Goodwill and other intangible assets consist of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of Accounting Standard Codification Topic 350 — Intangibles). The Company assesses the valuation or potential impairment of its goodwill by utilizing a present value technique to measure fair value by estimating future cash flows. The Company constructs a discounted cash flow analysis based on various sales and cost assumptions to estimate the fair value of the Company (which is the only reporting unit). The result of the analysis performed in the fiscal 2010 fourth quarter did not indicate an impairment of goodwill and since that time no events or circumstances have occurred that suggest an impairment exists. The Company will analyze goodwill annually and more frequently should changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or negative operating results, occur.

4.	EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$397,053	$158,030	$559,239	$289,930

Denominator
Denominator for basic earnings per share — weighted average shares	2,835,424	2,805,181	2,822,754	2,799,887

Effect of dilutive securities:
Employee and non-employee options	42,395	—	47,509	—

Dilutive common shares
Denominator for diluted earnings per share	2,877,819	2,805,181	2,870,263	2,799,887

Basic earnings per share	$.14	$.06	$.20	$.10

Diluted earnings per share	$.14	$.06	$.19	$.10

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
Results of Operations:
Net sales were $6,532,000 for the quarter ending May 29, 2011 compared to $4,657,000 in the same period of the prior year, an increase of 40%. Year-to-date sales for the first three quarters of fiscal 2011 were $17,742,000 compared to $12,970,000 in the prior year, an increase of 37%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	May 29,	of Total	May 30,	of Total	Percent	May 29,	of Total	May 30,	of Total	Percent
	2011	Sales	2010	Sales	Change	2011	Sales	2010	Sales	Change
Recreational
Vehicles	$4,145,000	64%	$3,252,000	70%	27%	$12,041,000	68%	$8,276,000	64%	45%
Energy	1,693,000	26%	878,000	19%	93%	3,894,000	22%	3,202,000	25%	22%
Aerospace
& Defense	587,000	9%	429,000	9%	37%	1,482,000	8%	1,110,000	8%	34%
Bioscience	81,000	1%	91,000	2%	-11%	265,000	2%	264,000	2%	0%
Other	26,000	0%	7,000	0%	271%	60,000	0%	118,000	1%	-49%

Total Sales	$6,532,000	100%	$4,657,000	100%	40%	$17,742,000	100%	$12,970,000	100%	37%

Sales from the Company’s recreational vehicle market were up 27% for the fiscal 2011 third quarter as compared to the prior year quarter due to volume increases. In the fiscal 2011 third quarter, much of the volume increase was related to a previously disclosed new product line. Year-to-date sales for the recreational vehicle market were up 45% with the increases again due to volume increases and additional new product lines.
Sales from the Company’s energy business for the fiscal third quarter and year-to-date periods increased by 93% and 22%, respectively. The Company’s fiscal third quarter’s sales were positively affected by sales to a previously disclosed new customer who provides equipment to the shale fracturing (fracking) industry as well as increases in sales to an existing customer. Year-to-date sales increases are attributable to the same reasons. The Company’s energy business has been strong over the past two fiscal quarters.
Sales from the Company’s aerospace and defense markets increased year over year in the Company’s fiscal third quarter by 37%. The bulk of the increase is attributable to sales from a previously announced new assembly program. Year-to-date sales were up 34% versus the prior year for primarily the same reason.
Sales from the Company’s biosciences market were down 11% in the Company’s fiscal third quarter but the decrease was insignificant to the Company’s overall sales. Year-to-date sales were flat versus the prior year.
Sales from the Company’s other category amount to less than 1% of sales in the Company’s fiscal third quarter. Year-to-date sales in the other category were down 49% versus the prior year as the prior year’s sales included what the Company believes was a one-time sale of repair parts.
Gross margin increased to 22% for the quarter ending May 29, 2011 versus 20% in the prior year period. Year-to-date gross margins were 17% and 18% for the thirty-nine week periods ending May 29, 2011 and May 30, 2010, respectively. The increase in gross margin in the fiscal 2011 third quarter is primarily attributable to efficiencies gained from increases in volume and the mix of parts sold. Year-to-date gross margins were down slightly as the gain in margin the fiscal 2011 third quarter was offset by lower margins from the Company’s first two fiscal quarters of the 2011 year. The lower margins in the first two fiscal quarters were attributable to start-up costs in new programs incurred primarily in those quarters.
Selling and administrative expense was $774,000 for the quarter ending May 29, 2011 versus $583,000 in the prior year quarter. Year-to-date selling and administrative expense of $1,976,000 was $331,000 higher than the comparable prior year period. The quarterly and year-to-date increases are due primarily to increased payroll costs and incentive compensation accrued. Included in selling and administrative expense are non-cash stock option compensation expense costs related to the adoption of Accounting Standard Codification Topic 710 — Compensation in the amount of $61,000 and $57,000 for the quarters ended May 29, 2011 and May 30, 2010, respectively. The year-to-date stock option compensation expenses are $157,000 and $162,000 for the periods ended May 29, 2011 and May 30, 2010, respectively.
Interest expense in the third quarter of fiscal 2011 was $75,000 as compared to $90,000 in the prior year quarter. Year-to-date interest expense for fiscal 2011 was $224,000 versus $280,000 in the prior year. Interest expense is down due primarily to a lower level of overall debt as a result of the payoff in June 2010 of a term loan due to the Company’s bank of $1.2 million as well as overall lower levels of capital lease related debt in fiscal 2011 as compared to the prior year.
The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended May 29, 2011 and May 30, 2010, respectively.
Liquidity and Capital Resources
On May 29, 2011 working capital was $4,934,000 as compared to $4,438,000 at August 29, 2010. The ratio of current assets to current liabilities at February 27, 2011 was 2.64 to 1.0 compared to 2.30 to 1.0 at August 29, 2010. The Company’s liquidity position has steadily improved in the last twelve months as its current ratio has improved from 1.97 to 1.0 at the end of the fiscal 2010 third quarter to its present 2.64 to 1.0. The improvement is due in large measure to the payoff of a bank term loan in June of 2010 as well as cash generated from operations during the past twelve months.

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
Item 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 31, 2011 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009. Due to the lack of financial and personnel resources, we do not intend to take any action at this time to increase our financial accounting staff to remediate this material weakness and the corresponding deficiency in disclosure controls, but will continue to rely on our remaining staff and historic oversight of management to provide reasonable assurances regarding the reliability of our financial reporting.
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

WSI INDUSTRIES, INC.
Date: June 24, 2011	/s/ Michael J. Pudil
Michael J. Pudil, Chief Executive Officer

Date: June 24, 2011	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO