Form 10-K
period 2011-08-28
WSI INDUSTRIES, INC.
filed 2011-11-17
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 28, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 25, 2011 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $13,816,000 based upon the closing sale price on that date of $4.82 as reported by The NASDAQ Capital Market.
The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of November 11, 2011 was 2,895,664.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 4, 2012, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

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
Sales and Marketing
In fiscal 2009, all areas of the Company’s business were affected by the national recession and we experienced decreases in sales of 27% versus fiscal 2008. Fiscal 2010 sales were flat as compared to fiscal 2009 as a decrease in the energy business was equally offset by increases in sales in all of the other industries served by the Company. In fiscal 2011, the Company experienced an increase in sales of 33% over the prior year. The sales increase came in large part from increases in the Company’s recreational vehicle market which increased 39% over the prior year. In fiscal 2011, the Company also realized a 27% increase in its sales to the energy industry. Sales to the recreational vehicle market totaled approximately 68%, 65% and 54% of total sales in fiscal 2011, 2010 and 2009, respectively. Sales to the energy industry totaled approximately 23%, 24% and 36% of sales in fiscal 2011, 2010 and 2009, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 8%, 9% and 8% of total sales in fiscal 2011, 2010 and 2009, respectively. Sales to the bioscience industry amounted to approximately 1% of total sales in fiscal 2011 and 2% of total sales in fiscal 2010 and 2009.
The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.
Customers
Sales were made to Polaris Industries, Inc. and related entities in the amount of $16,804,000, or 67% of total Company revenues, in fiscal 2011. The Company also made sales of $4,525,000 or 18% of total Company revenues in fiscal 2011 to National Oilwell Varco.

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
Employees
At August 28, 2011, the Company had 76 full-time employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.
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
The economic conditions in the United States and around the world could adversely affect our financial results. Demand for our services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, and the profits, capital spending, and liquidity of large OEMs that we serve. The economic recession in the markets we serve has caused and could continue to cause our OEM customers to reduce ordering levels, resulting in reschedules, program delays or cancelled orders of our services having an adverse effect on our business and our financial results.
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

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2011, 2010 and 2009, one customer in the recreational vehicle market accounted for 67%, 63% and 51% of our revenue, respectively. In addition, in fiscal years 2011, 2010 and 2009, one customer in the energy industry accounted for 18%, 24% and 30% of our revenue, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers it could have an adverse effect on our results from operations.
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
Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the circumvention or overriding of controls, or fraud. Additionally, as of August 28, 2011, our management has concluded that our internal control over financial reporting was not effective due to a material weakness in the areas of segregation of duties and adequacy of personnel resulting from a staff reduction in the quarter ended May 31, 2009. Because of this material weakness in internal control over financial reporting, we may be more susceptible to misstatements in our financial statements or incidences of fraud. However, even effective internal controls can provide only reasonable and not absolute assurances with respect to the preparation and fair presentation of financial statements. The market price of our common stock has fluctuated significantly in the past and may continue in the future. The market price of our common stock has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include quarterly fluctuations in our financial results, customer contract awards, and general economic and political conditions in our various markets. In addition, the stock prices of small public contract manufacturing companies have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.
Complying with securities laws and regulations is costly for us. Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations promulgated by the SEC and Nasdaq, are creating particular challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting have required, and will continue to require, the expenditure of significant financial and managerial resources. In addition to Sarbanes-Oxley, we will also be required to expend financial and managerial resources to comply with the SEC requirement that mandates that our quarterly and yearly filings with them be in an XBRL readable format.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. The Company entered into two notes evidencing the debt used to purchase its Monticello facility that were secured by mortgages. The first note and mortgage was to Excel Bank Minnesota (now M&I Marshall and IIsley Bank) for $1,360,000 that matures on May 1, 2014. Effective May 3, 2009 the interest rate adjusted to a rate 2.5% above the monthly yield on United States Treasury five-year securities. The interest rate at August 28, 2011 is 4.38% with monthly payments of $7,637 based on a 25-year amortization schedule. The note is secured by a mortgage and security interest in all assets of the Company.
The Company also entered into a note and mortgage with the City of Monticello, Minnesota Economic Development Authority (MEDA). The MEDA mortgage was subordinated to the mortgage of Excel Bank Minnesota. The note to MEDA carried an interest rate of 2% and required monthly principal and interest payments of $1,483 based on a 25-year amortization schedule. Effective May 1, 2009, the Company amended the note to extend the maturity date to May 1, 2011, at which time the entire balance was paid in full.
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
As of November 7, 2011 there were 360 shareholders of record of the Company’s common stock.
The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2011:
First quarter	$7.41	$3.43
Second quarter	6.57	4.50
Third quarter	5.23	4.42
Fourth quarter	7.42	4.82

FISCAL 2010:
First quarter	$3.22	$2.12
Second quarter	2.20	1.74
Third quarter	2.52	1.80
Fourth quarter	4.41	1.98
In fiscal year 2010, the Company did not pay a quarterly dividend during the fiscal year. In fiscal 2011, the Company paid a quarterly cash dividend of $.04 per share in each quarter. The Company expects to continue its quarterly dividend program, subject to its financial performance.

The following table sets forth information regarding our equity compensation plans in effect as of August 28, 2011. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.
Equity Compensation Plan Information

Number of shares of
	Number of shares of		common stock remaining
	common stock to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by shareholders:

2005 Stock Plan	248,166	$4.16	226,220

Total	248,166	$4.16	226,220

There are no outstanding equity compensation plans not approved by shareholders.
The Company made no repurchases of its common stock in fiscal year 2011.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no significant changes to our critical accounting policies during fiscal 2011.
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
Goodwill Impairment:
The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2011 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets have two major components which relate to the Company’s net operating loss (NOL) and the Company’s alternative minimum tax (AMT) tax credit carryforwards. The Company’s AMT tax credit carryforward does not expire. The Company’s NOL carryforward is approximately $2.1 million expiring in 2021 - 2029. The Company believes that given the extended time period for the NOL carryforward to expire as well as a return to a more normal growth rate experienced prior to the economic recession of fiscal 2009, that the Company is more likely than not to fully utilize its NOL carryforward before it expires. However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.
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
Liquidity and Capital Resources:
The Company’s net working capital at the end of fiscal 2011 was $5,283,000 as compared to $4,438,000 at the end of fiscal 2010. The increase occurred primarily from increases in cash and accounts receivable and a decrease in current maturities of long-term debt. The ratio of current assets to current liabilities increased to 2.54 to 1.0 at August 28, 2011 from 2.30 to 1.0 at the end of the prior fiscal year. The Company generated $2,690,000, $1,634,000 and $1,767,000 in cash from operations in fiscal 2011, 2010 and 2009, respectively.
In fiscal 2011 and 2009, additions to property, plant and equipment either by cash or capitalized lease were $1,743,000 and $1,341,000, respectively. These amounts included $1,280,000 and $919,000 of machinery acquired through capital leases in fiscal 2011 and 2009, respectively. In fiscal 2010, the Company had minimal additions to property, plant and equipment, capitalizing $61,000 during the year.

In its fiscal 2011 first quarter, the Company added two machining centers, one of which was purchased to supplement capacity in its energy business while the other machine was bought primarily for replacement purposes. In the Company’s second and fourth quarters, the Company added two more machining centers for new programs obtained in its energy business. In its fiscal 2009 first quarter, the Company added one machining center for its energy business. Also in fiscal 2009, the Company completed its building addition and capitalized $267,000 in cost in addition to amounts capitalized in fiscal 2008.
On February 1, 2011, the Company renewed its revolving line of credit agreement with its bank. Under the agreement, the Company can borrow up to $1 million. The agreement expires on February 1, 2012. No balances were owed at August 28, 2011 and August 29, 2010, and no advances were made on the credit line during either fiscal 2011 or 2010.
In August 2008, the Company entered into an agreement with its bank to finance a building addition to its existing manufacturing facility. The Company was able to draw upon the loan on a non-revolving basis through May 31, 2009 in an aggregate amount not to exceed $1.2 million. The loan required monthly payments of interest only at the bank’s prime rate plus 0.50%. The loan matured on, and was paid in full on June 30, 2010.
The Company’s total debt was $4,925,000 at August 28, 2011 which consisted of a mortgage on its building of $1,124,000 and capital lease obligations secured by production equipment of $3,801,000. Current maturities of long-term debt consist of $947,000 due on capital leases and $42,000 on its building related debt. During fiscal 2011, the Company made principal payments on its debt of $1.3 million. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2012.
Results of Operations:
Net sales in fiscal 2011 were $25.0 million as compared to fiscal 2010 and 2009 which were $18.8 million. The increases in the fiscal 2011 sales came primarily from a 39% increase in recreational vehicle sales and a 27% increase in energy sales. The comparable sales in fiscal 2010 to fiscal 2009 came as a result of a decrease in the energy business offset by increases in all other business categories.
The following is a reconciliation of sales by major market:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Recreational vehicle	$16,969,000	$12,209,000	$10,121,000
Aerospace and defense	1,886,000	1,633,000	1,507,000
Energy	5,693,000	4,485,000	6,693,000
Biosciences	337,000	379,000	351,000
Other	78,000	120,000	94,000

	$24,963,000	$18,826,000	$18,766,000

The increase in sales in the recreational vehicle market in fiscal 2011 resulted from the overall increase in demand from the Company’s largest customer for the parts the Company supplies. The increase in sales in fiscal 2010 as compared to fiscal 2009 in the recreational vehicle market came from two factors. The first was a general overall increase in the level of demand in both the ATV and motorcycle markets. The second contributing factor was the Company becoming the sole source supplier on a particular part in fiscal 2010 while the part was dual sourced in fiscal 2009.
The Company’s sales in its motorcycle market are predominantly with one customer. However, in fiscal 2011, 2010 and 2009 revenues were also somewhat positively impacted by an additional customer who contributed sales of $165,000, $287,000 and $429,000 in those three years, respectively.

Sales from the Company’s aerospace and defense markets were up 15% in fiscal 2011 due primarily to increased product shipments to a new customer first announced in fiscal 2010. Fiscal 2010 sales in the aerospace and defense markets were up 8% with initial sales to that customer occurring in the Company’s fiscal fourth quarter.
Sales from the Company’s energy business were up 27% in fiscal 2011 as compared to fiscal 2010 with the increase due in large measure to sales to a new customer previously announced. The Company’s sales in its energy business decreased 33% in fiscal 2010 as compared to fiscal 2009. The Company believes that the reduction of the volume of orders from its customers in this segment in fiscal 2010 was due to a combination of factors including the recession, tight credit conditions, lower oil prices and a reduction in the demand of the particular type of oilfield equipment the Company manufactures. Sales also decreased as a result of the consignment of the raw material the Company machines in its end products as opposed to purchasing the raw material. The Company experienced in fiscal 2010 a higher percentage of consigned raw materials in its parts which then lead to a lower overall end sales price to its customers. This consignment of raw material effect has continued and has also affected sales in fiscal 2011.
Sales to the Company’s biosciences industry have fluctuated up and down in a $42,000 range in the last three fiscal years. The Company’s believes that these fluctuations are relatively minor and not indicative of any change in trend of sales in this market.
The Company’s sales from its “other” market are primarily derived from miscellaneous sales in the computer components fields and amount to less than 1% of the Company’s total sales.
The Company’s gross margin decreased in fiscal 2011 to 17.8% from 19.9% in fiscal 2010. The primary reason for the decrease were start-up expenses associated with new programs in the Company’s energy business that were incurred during the first two quarters of fiscal 2011. In addition, a higher material and outside services content as a percent of sales in fiscal 2011 was also a factor in the lower gross margins.
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
No significant sales of obsolete items occurred in fiscal 2009 through 2011 and, correspondingly, no significant gross margin was recognized.
Selling and administrative expense in fiscal 2011 was approximately $2.8 million, an increase of $335,000 over the fiscal 2010 amount of approximately $2.4 million. The increase in fiscal 2011 was due primarily to increased payroll costs due to headcount additions as well as increased incentive compensation expense. Selling and administrative expense increased in fiscal 2010 versus 2009 by $199,000 to $2.4 million. The increase was due primarily to higher payroll costs. The Company adopted ASC 718 in fiscal 2007 and recorded a non-cash stock option compensation expense of $205,000, $211,000 and $196,000 in fiscal 2011, 2010 and fiscal 2009, respectively. In addition, the Company incurred professional service expense in each of those three fiscal years in connection with its analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act.

Interest expense in fiscal 2011 amounted to $289,000 as compared to $359,000 in fiscal 2010. The lower expense is attributable to a lower average level of debt in fiscal 2011 as compared to fiscal 2010, with the lower level being primarily related to the $1.2 million loan for the Company’s building addition that was paid off in the fiscal 2010 fourth quarter. Interest expense in fiscal 2010 was $57,000 lower than in fiscal 2009 as the Company did not enter into any new lending or capital lease arrangements and paid down its debt by approximately $2.1 million during the 2010 fiscal year.
The Company recorded income taxes at an effective tax rate of 36% for fiscal 2011, 2010 and 2009, respectively. The Company maintained its valuation allowance at zero during 2011 and 2010.
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
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Michael J. Pudil, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 28, 2011 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness described below, we believe our consolidated financial statements presented in this Annual Report on Form 10-K fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.
Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company’s internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 28, 2011 based upon the framework in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 28, 2011, the Company’s internal control over financial reporting was not effective due to a material weakness in the areas of segregation of duties and adequacy of personnel resulting from a reduction in staff in its finance and accounting department during the quarter ended May 31, 2009.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B.	Other Information.
None.

PART III
Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 28, 2011 and such information required by such items is incorporated herein by reference from the proxy statement.

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

Exhibit
No.	Description
10.18
Second Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of May 3, 2004 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K dated May 3, 2004.

10.19
Third Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2005 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended November 28, 2004.

10.20
Fourth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2006 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 27, 2005.

10.21
Fifth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 1, 2007 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and Excel Bank Minnesota. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended November 26, 2006.

10.22
Sixth Amendment and Modification of Revolving Line of Credit Loan Agreement and Reaffirmation of Guaranties dated as of January 31, 2008 by and among WSI Industries, Inc., Taurus Numeric Tool, Inc. and WSI Rochester, Inc. and M&I Marshall and IIsley Bank. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended February 24, 2008.

10.23
Loan agreement dated February 1, 2011 between WSI Industries, Inc., Taurus Numeric Tool, Inc., WSI Rochester, Inc., and M&I Marshall & Ilsley Bank. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended February 27, 2011.

10.24	Amended and Restated Revolving Credit Promissory Note dated February 1, 2011 in the principal amount of $1,000,000 by WSI Industries, Inc. in favor of M&I Marshall & Ilsley Bank.

10.25	Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Industries, Inc. and M&I Marshall & Ilsley Bank.

10.26	Amended and Restated Security Agreement dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank.

10.27	Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Rochester, Inc. and M&I Marshall & Ilsley Bank.

Exhibit
No.	Description
10.28	Guaranty dated February 1, 2011 by and WSI Rochester, Inc. and M&I Marshall & Ilsley Bank

10.29	Guaranty dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank

14.1
Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSI INDUSTRIES, INC.
BY:	/s/ Michael J. Pudil
Michael J. Pudil
Chief Executive Officer (principal executive officer)

BY:	/s/ Paul D. Sheely
Paul D. Sheely
Vice President and Treasurer (principal financial and accounting officer)
DATE: November 17, 2011
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Pudil Michael J. Pudil	Chief Executive Officer and Director	November 17, 2011

/s/ Benjamin T. Rashleger Benjamin T. Rashleger	President, Chief Operating Officer and Director	November 17, 2011

/s/ Thomas C. Bender Thomas C. Bender	Director	November 17, 2011

/s/ Burton F. Myers II Burton F. Myers II	Director	November 17, 2011

/s/ James D. Hartman James D. Hartman	Director	November 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota
We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 28, 2011 and August 29, 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 28, 2011 and August 29, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended August 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd
Minneapolis, Minnesota
November 17, 2011

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 28, 2011 AND AUGUST 29, 2010

	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$2,920,078	$2,347,113
Accounts receivable, less allowance for doubtful accounts of $10,074	3,292,227	3,087,087
Inventories (Note 2)	2,016,325	2,185,283
Prepaid and other current assets	227,239	60,686
Deferred tax assets (Note 6)	254,439	171,713

Total current assets	8,710,308	7,851,882

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	2,306,220	2,299,648
Machinery and equipment	12,507,519	10,998,303
Less accumulated depreciation	(8,554,678)	(7,610,282)

Total property, plant, and equipment	7,078,061	6,506,669

Deferred tax assets (Note 6)	—	258,901

Other assets (Note 10):
Goodwill and related acquisition costs	2,368,452	2,368,452

	$18,156,821	$16,985,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,302,958	$1,266,641
Accrued compensation and employee withholdings	1,018,665	615,048
Other accrued expenses	116,609	367,218
Current portion of long-term debt (Note 3)	989,191	1,165,192

Total current liabilities	3,427,423	3,414,099

Long-term debt, less current portion (Note 3)	3,935,712	3,736,505

Deferred tax liabilities (Note 6)	308,061	—

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,889,567 shares and 2,888,492 respectively	288,957	288,850
Capital in excess of par value	3,149,674	2,922,048
Deferred compensation	(275,106)	(250,412)
Retained earnings	7,322,100	6,874,814

Total stockholders’ equity	10,485,625	9,835,300

	$18,156,821	$16,985,904

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 28, 2011, AUGUST 29, 2010 AND AUGUST 30, 2009

	2011	2010	2009

Net sales (Note 8)	$24,963,235	$18,826,498	$18,765,982

Cost of products sold	20,527,925	15,079,679	16,394,530

Gross margin	4,435,310	3,746,819	2,371,452

Selling and administrative expense	2,759,493	2,424,651	2,225,914
Interest and other income	(18,640)	(33,183)	(22,385)
Interest expense	289,108	359,269	416,650

	3,029,961	2,750,737	2,620,179

Income (loss) before income taxes	1,405,349	996,082	(248,727)

Income taxes (benefits) (Note 6)	505,926	358,589	(89,542)

Net income (loss)	$899,423	$637,493	$(159,185)

Basic earnings (loss) per share	$.32	$.23	$(.06)

Diluted earnings (loss) per share	$.31	$.23	$(.06)

Cash dividend per share	$.16	$—	$.0375

Weighted average number of common shares outstanding, basic	2,825,921	2,801.210	2,789,717

Weighted average number of common shares outstanding, diluted	2,877,064	2,801,210	2,789,717

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Capital in			Total
	Stock		Excess of	Deferred	Retained	Stockholders’
	Shares	Amount	Par Value	Compensation	Earnings	Equity

Balance at August 31, 2008	2,825,358	$282,536	$2,573,797	$(245,984)	$6,501,010	$9,111,359

Net loss	—	—	—	—	(159,185)	(159,185)
Restricted stock grants	63,382	6,338	226,591	(232,929)	—	—
Restricted stock issuance	—	—	(48,176)	48,176	—	—
Stock option compensation	—	—	196,284	—	—	196,284
Restricted stock grants not earned and payment of withholding taxes	(9,872)	(988)	(77,428)	68,876	—	(9,540)
Dividends paid	—	—	—	—	(104,504)	(104,504)

Balance at August 30, 2009	2,878,868	$287,886	$2,871,068	$(361,861)	$6,237,321	$9,034,414

Net income	—	—	—	—	637,493	637,493
Restricted stock grants	58,405	5,841	133,215	(139,056)	—	—
Restricted stock issuance	—	—	(94,919)	94,919	—	—
Stock option compensation	—	—	210,712	—	—	210,712
Restricted stock grants not earned and payment of withholding taxes	(48,781)	(4,877)	(198,028)	155,586	—	(47,319)

Balance at August 29, 2010	2,888,492	$288,850	$2,922,048	$(250,412)	$6,874,814	$9,835,300

Net income	—	—	—	—	899,423	899,423
Restricted stock grants	37,715	3,771	227,475	(231,246)	—	—
Restricted stock issuance	—	—	(97,316)	97,316	—	—
Stock option compensation	—	—	205,232	—	—	205,232
Restricted stock grants not earned and payment of withholding taxes	(52,148)	(5,215)	(122,080)	109,236	—	(18,059)
Exercise of stock appreciation rights and payment of withholding taxes	15,508	1,551	14,315	—	—	15,866
Dividends paid	—	—	—	—	(452,137)	(452,137)

Balance at August 28, 2011	2,889,567	$288,957	$3,149,674	$(275,106)	$7,322,100	$10,485,625

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 28, 2011, AUGUST 29, 2010 AND AUGUST 30, 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$899,423	$637,493	$(159,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,171,259	1,074,457	1,050,833
Amortization of deferred financing cost	—	—	4,409
Net tax (benefits) expense related to share based compensation	(21,901)	30,496	—
Deferred taxes	506,138	339,979	(79,571)
Stock option compensation	205,232	210,712	196,284
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(205,140)	(351,501)	1,017,768
Inventories	168,958	(38,752)	389,475
Prepaid and other current assets	(166,553)	(8,784)	137,031
Increase (decrease) in accounts payable and accrued expenses	132,720	(259,953)	(790,058)

Net cash provided by operating activities	2,690,136	1,634,147	1,766,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(462,588)	(60,767)	(421,634)

Net cash used in investing activities	(462,588)	(60,767)	(421,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(1,256,857)	(2,075,723)	(829,497)
Net tax benefits (expense) related to share based compensation	21,901	(30,496)	—
Proceeds from issuance of long-term debt	—	—	625,000
Issuance of common stock	32,510	—	—
Dividends paid	(452,137)	—	(104,504)

Net cash used in financing activities	(1,654,583)	(2,106,219)	(309,001)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	572,965	(532,839)	1,036,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,347,113	2,879,952	1,843,601

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,920,078	$2,347,113	$2,879,952

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$289,274	$363,278	$413,120
Payroll withholding taxes in cashless stock option exercise	56,604	16,823	9,540
Income taxes	35,641	15,536	13,762
Noncash investing and financing activities:
Acquisition of machinery through capital lease	1,280,063	—	919,043
See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 28, 2011, AUGUST 29, 2010 AND AUGUST 30, 2009
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description — WSI Industries, Inc. and Subsidiaries (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.
Fiscal Year — WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2011, 2010 and 2009 each consisted of 52 weeks.
Basis of Presentation — The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated. Our consolidated financial statements for the year ended August 28, 2011 were evaluated for subsequent events through the date it was filed with the SEC on Form 10-K.
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
Goodwill — The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2011 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.
Income Taxes — The determination of the Company’s income tax-related account balances requires the exercised of significant judgment by management. Accordingly, the Company determines deferred tax assets and liabilities based upon the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year the differences are expected to affect taxable income. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is unlikely.
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
Stock-based compensation — The following information has been determined as if the Company had accounted for its stock options under the fair value method of ASC 718. The fair value for these options was estimated, for the purpose of determining compensation, at the date of grant using the Black-Scholes option pricing model with the following assumptions as set forth in the table below. The estimated fair value of the options is amortized to expense over the options’ vesting period.

Date of Grant in fiscal —	2011	2010	2009
Dividend yield	2.3%-3.25%	—	—
Expected volatility	77.3%-78.5%	69.8%-70.2%	60.8%
Risk free interest rate	1.2%-3.3%	2.6%-3.8%	1.6%-2.47%
Expected term	5-10 years	5-10 years	5-10 years
ASC 718 also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature.
The Company granted shares of non-vested restricted stock to various employees during the years ended August 28, 2011, August 29, 2010 and August 30, 2009. The grants consisted of both outright stock grants as well as stock that could be earned in connection with the Company’s incentive compensation program should certain predetermined targets be met. Both kinds of non-vested restricted stock vest over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under ASC 718 as expense over the period that they vest. The shares are also reflected in stockholder’s equity as deferred compensation which is calculated at the value of the shares at the date of the grant.
Reclassification — Certain prior year items have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08. Intangibles and Goodwill — Other (Topic 350). This ASU gives the entity the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted this update effective with these financial statements.
2.	INVENTORIES
Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 28, 2011	August 29, 2010

Raw material	$347,829	$584,719
WIP	976,879	939,085
Finished goods	691,617	661,479

	$2,016,325	$2,185,283

3.	DEBT
Long-term debt consists of the following:

	August 28, 2011	August 29, 2010

Building related mortgages & term debt	$1,123,771	$1,442,676
Capitalized lease obligations	3,801,132	3,459,021

	4,924,903	4,901,697
Less current portion	989,191	1,165,192

Long-term debt	$3,935,712	$3,736,505

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
The Company also entered into a mortgage with the City of Monticello, Minnesota Economic Development Authority (MEDA). The MEDA mortgage was subordinated to the bank mortgage, carried an interest rate of 2% and required monthly principal and interest payments of $1,483 based on a 25-year amortization schedule. The entire balance was due May 1, 2011 and it was fully paid as of that date.
Maturities of long-term debt are as follows:

Fiscal years ending August:
2012	$989,191
2013	974,537
2014	1,910,520
2015	530,723
2016	222,648
Thereafter	297,284
Included in the consolidated balance sheet at August 28, 2011 are cost and accumulated depreciation on equipment subject to capitalized leases of $8,852,678 and $5,221,130, respectively. At August 29, 2010, the amounts were $7,537,576 and $4,258,583, respectively. The capital leases carry interest rates from 4.5% to 8.4% and mature from 2012 — 2018.
The present value of the net minimum payments on capital leases which is included in long-term debt as of August 28, 2011 is as follows:

Fiscal years ending August:
2012	$1,151,040
2013	1,073,681
2014	958,590
2015	570,940
2016	242,196
Thereafter	308,660

Total minimum lease payments	4,305,107
Less amount representing interest	503,975

Present value of net minimum lease payments	3,801,132
Current portion	946,642

Capital lease obligation, less current portion	$2,854,490

Line of Credit:
The Company renewed its revolving credit agreement with its bank on February 1, 2011. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires February 1, 2012 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 28, 2011, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at a rate equal to the London Interbank Offered Rates (LIBOR) (.22% at August 28, 2011) plus 3.0%. However, the rate shall never be less than 3.75%. There were no amounts outstanding related to its revolving credit agreement at August 28, 2011 and August 29, 2010, respectively.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 28, 2011.
5.	STOCK-BASED COMPENSATION
Stock Options — The 1994 Stock Option Plan was approved and 450,000 shares of common stock were reserved for granting of options to officers, key employees, and directors. The Plan expired on September 29, 2004 and therefore no shares remain to be granted.
The 2005 Stock Option Plan was approved and 600,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015.
Stock options vest over a period of six months to three years for both stock option plans.
Option transactions during the three years ended August 28, 2011 are summarized as follows:

	1994 Stock		2005 Stock
	Option Plan		Option Plan
		Average		Average
	Shares	Price	Shares	Price
Outstanding at August 31, 2008	2,000	$2.75	121,666	$4.35
Granted	—	—	53,000	3.46
Forfeited	(2,000)	2.75	—	—
Exercised	—	—	—	—

Outstanding at August 30, 2009	—	$—	174,666	4.08

Granted			45,000	2.32
Forfeited			—	—
Exercised			—	—

Outstanding at August 29, 2010			219,666	3.72
Granted			61,000	5.39
Forfeited			(7,000)	4.18
Exercised			(25,500)	3.30

Outstanding at August 28, 2011			248,166	$4.16

Of the 25,500 stock options from the 2005 Plan that were exercised in fiscal 2011, 9,992 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes.
The weighted fair value of options granted during the years ended August 28, 2011, August 29, 2010, and August 30, 2009 was $3.10, $1.74 and $2.34, respectively. The total intrinsic value of options exercised for the years August 28, 2011, August 29, 2010 and August 30, 2009 was $50,900, $0 and $0, respectively. The intrinsic value for options outstanding at August 28, 2011 was $317,922.

Cash received from option exercises for years ended August 28, 2011. August 29, 2010 and August 30, 2009 was $32,510, $0 and $0, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $21,901, $0 and $0 for fiscal years 2011, 2010 and 2009, respectively.
As of August 28, 2011, there was $135,287 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.
As of August 28, 2011, there were 31,000 shares with an exercise price of $2.13, 103,166 shares with exercise prices between $3.00 and $3.47 and 114,000 options outstanding with exercise prices between $4.93 and $6.82. At August 28, 2011, outstanding options had a weighted-average remaining contractual life of 7 years.
The number of options exercisable as of August 28, 2011, August 29, 2010 and August 30, 2009 were 193,999, 169,999 and 115,666, respectively, at weighted average share prices of $4.02, $3.89, and $3.30 per share, respectively. At August 28, 2011, there were 54,167 options that had not vested.
The Company also grants non-vested restricted shares as part of the 2005 Stock Option Plan. These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned. Non-vested restricted share transactions during the three years ended August 28, 2011 are as follows:

	Options	Average Price
Outstanding at August 31, 2008	42,375	$5.80
Granted	63,382	3.67
Vested	(13,444)	5.53
Forfeited	(6,174)	6.93

Outstanding at August 30, 2009	86,139	4.20
Granted	58,405	2.38
Vested	(20,129)	4.72
Forfeited	(41,104)	3.78

Outstanding at August 29, 2010	83,311	3.00
Granted	37,715	6.13
Vested	(22,478)	2.46
Forfeited	(44,405)	4.33

Outstanding at August 28, 2011	54,143	$5.08

As of August 28, 2011, there was $95,877 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year. The total intrinsic value of restricted stock options that vested during the year ended August 28, 2011 was $119,190.

6.	INCOME TAXES
Income taxes consisted of the following:

	Years Ended
	August 28,	August 29,	August 30,
	2011	2010	2009
Current:
Federal	$—	$15,289	$—
State	19,457	15,676	(9,971)

	19,457	30,965	(9,971)

Deferred:
Federal	486,469	323,378	(72,577)
State	—	4,246	(6,994)

	486,469	327,624	(79,571)

Total	$505,926	$358,589	$(89,542)

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 28,	August 29,	August 30,
	2011	2010	2009
Ordinary federal income tax statutory rate	34.0%	34.0%	(34.0)%
State income taxes net of federal tax effect	2.0	2.0	(2.0)

Effective rate	36.0%	36.0%	(36.0)%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. Temporary differences, net operating loss carryforwards, and valuation allowances comprising the net deferred taxes on the balance sheet are as follows:

	August 28, 2011	August 29, 2010
Deferred Tax Assets
Accrued liabilities	$86,764	$78,998
Inventory valuation adjustments	54,026	26,262
Net operating loss carryforwards	767,705	827,896
Tax credit carryforwards	494,728	510,993
Stock option expense	174,551	151,244
Other	145,562	114,989

	1,723,336	1,710,382

Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(1,776,958)	(1,279,768)

Net deferred taxes	$(53,622)	$430,614

Included in the balance sheet as:
Deferred tax assets — current	254,439	171,713
Deferred tax assets — long-term	—	258,901
Deferred tax liabilities — long-term	(308,061)	—

Net deferred taxes	$(53,622)	$430,614

Based on the long-term nature of its net operating loss carryforwards and the Company’s recent operating history and growth in fiscal 2011, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is deemed necessary.
As of August 28, 2011, the Company had federal net operating loss carryforwards of approximately $2.1 million expiring in 2021-2029. Also as of August 28, 2011, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.
7.	EMPLOYEE BENEFITS
The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan. Profit sharing contributions are discretionary and are based on Company results. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2011, 2010 and 2009, were $239,463, $184,037 and $137,762, respectively.
8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS
The Company had sales to two customers that exceeded 10 percent of total sales during fiscal years 2011, 2010 and 2009 as listed below:

	2011	2010	2009
Customer # 1	$16,804,000	$11,922,000	$9,652,000
Customer # 2	$4,525,000	$4,480,000	$5,680,000
The Company had accounts receivable from customer #1 of $1,938,000 and $2,171,000 at August 28, 2011 and August 29, 2010, respectively. The Company had accounts receivable from customer #2 of $607,000 and $633,000 at August 28, 2011 and August 29, 2010, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with these customers.

9.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	2011	2010	2009

Net Income (loss)	$899,423	$637,493	$(159,185)

Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,825,921	2,801,210	2,789,717

Effect of dilutive securities; employee and non-employee options	51,143	—	—

Dilutive common shares; denominator for diluted earnings per share	2,877,064	2,801,210	2,789,717

Basic earnings (loss) per share	$.32	$.23	$(.06)

Dilutive earnings (loss) per share	$.31	$.23	$(.06)

10.	OTHER ASSETS
Goodwill consists of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).