Form 10-Q
period 2011-11-27
WSI INDUSTRIES, INC.
filed 2012-01-06
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,896,080 shares of common stock were outstanding as of December 28, 2011.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets November 27, 2011 (Unaudited) and August 28, 2011	3

	Condensed Consolidated Statements of Income Thirteen weeks ended November 27, 2011 and November 28, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirteen weeks ended November 27, 2011 and November 28, 2010 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8 - 9

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	10

Item 6.	Exhibits	11

Signatures		11

Part I.   Financial Information

  Item I.  Financial Statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	November 27, 2011	August 28, 2011
Assets

Current Assets:
Cash and cash equivalents	$2,855,082	$2,920,078
Accounts receivable	2,916,407	3,292,227
Inventories	2,287,401	2,016,325
Prepaid and other current assets	164,141	227,239
Deferred tax assets	278,357	254,439
Total Current Assets	8,501,388	8,710,308

Property, Plant and Equipment – Net	8,334,510	7,078,061

Goodwill and other assets, net	2,368,452	2,368,452

Total Assets	$19,204,350	$18,156,821

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,415,552	$1,302,958
Accrued compensation and employee withholdings	743,488	1,018,665
Other accrued expenses	124,892	116,609
Current portion of long-term debt	1,156,019	989,191
Total Current Liabilities	3,439,951	3,427,423

Long-term debt, less current portion	4,877,423	3,935,712

Deferred tax liabilities	376,502	308,061

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,896,080 and 2,889,567 shares, respectively	289,608	288,957
Capital in excess of par value	3,178,164	3,149,674
Deferred compensation	(271,014)	(275,106)
Retained earnings	7,313,716	7,322,100
Total Stockholders’ Equity	10,510,474	10,485,625
Total Liabilities and Stockholders’ Equity	$19,204,350	$18,156,821

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
	November 27, 2011	November 28, 2010

Net sales	$5,986,941	$5,527,846

Cost of products sold	5,059,171	4,797,697

Gross margin	927,770	730,149

Selling and administrative expense	690,174	594,953
Interest and other income	(2,198)	(5,348)
Interest and other expense	75,453	71,172
Earnings from operations before income taxes	164,341	69,372

Income taxes	59,162	24,974

Net income	$105,179	$44,398

Basic earnings per share	$.04	$.02

Diluted earnings per share	$.04	$.02

Cash dividend per share	$.04	$.04

Weighted average number of common shares outstanding, basic	2,837,555	2,808,316

Weighted average number of common shares outstanding, diluted	2,897,525	2,856,652

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	13 weeks ended
	November 27, 2011	November 28, 2010
Cash Flows From Operating Activities:
Net income	$105,179	$44,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	327,665	266,364
Deferred taxes	44,522	21,843
Stock option compensation expense	39,747	40,415
Changes in assets and liabilities:
Decrease in accounts receivable	375,820	381,019
(Increase) decrease in inventories	(271,076)	144,843
Decrease (increase) in prepaid expenses	63,098	(98,938)
Decrease in accounts payable and accrued expenses	(160,812)	(153,518)
Net cash provided by operations	524,143	646,426

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(205,156)	(86,448)
Net cash used in investing activities	(205,156)	(86,448)

Cash Flows From Financing Activities:
Payments of long-term debt	(270,419)	(234,213)
Dividends paid	(113,564)	(112,207)

Net cash used in financing activities	(383,983)	(346,420)

Net (Decrease) Increase In Cash And Cash Equivalents	(64,996)	213,558

Cash And Cash Equivalents At Beginning Of Year	2,920,078	2,347,113

Cash And Cash Equivalents At End Of Reporting Period	$2,855,082	$2,560,671

Supplemental cash flow information:
Cash paid during the period for:
Interest	$75,453	$71,644
Payroll withholding taxes in cashless stock option exercise	$6,513	$21,324
Income taxes	$11,000	$28,000
Non-cash investing and financing activities:
Acquisition of equipment through loans	$1,378,958	$553,613

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of November 27, 2011, the condensed consolidated statements of income for the thirteen weeks ended November 27, 2011 and November 28, 2010 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 28, 2011 is derived from the audited consolidated balance sheet as of that date.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2011.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.           INVENTORIES
              Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 27,	August 28,
	2011	2011

Raw material	$491,578	$347,829
WIP	1,065,002	976,879
Finished goods	730,821	691,617
	$2,287,401	$2,016,325

3.           OTHER ASSETS
 Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 27, 2011 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.           LONG-TERM DEBT
 During the quarter ended November 27, 2011, the Company entered into two debt agreements for a total of approximately $1,379,000 in connection with the acquisition of machinery and equipment.  The debt agreements require monthly payments, carry interest rates of approximately 4.0% to 4.2%, are secured by the related assets acquired and mature in 2018.

5.             EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 27,	November 28,
	2011	2010
Numerator for earnings per share:
Net income	$105,179	$44,398

Denominator:
Denominator for basic earnings per share - weighted average shares	2,837,555	2,808,316

Effect of dilutive securities:
Employee and non-employee options	59,970	48,336

Dilutive common shares
Denominator for diluted earnings per share	2,897,525	2,856,652

Basic earnings per share	$.04	$.02

Diluted earnings per share	$.04	$.02

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

The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 28, 2011.  Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Results of Operations:

Net sales were $5,987,000 for the first quarter of fiscal year 2012 ending November 27, 2011, an 8% increase from the same period of the prior year.  Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
		Percent		Percent	Dollar
	November	of Total	November	of Total	Percent
	27, 2011	Sales	28, 2010	Sales	Change

ATV & Motorcycle	$3,645,000	61%	$4,026,000	73%	-9%
Energy	1,823,000	30%	871,000	16%	109%
Aerospace & Defense	469,000	8%	564,000	10%	-17%
Bioscience	50,000	1%	67,000	1%	-25%
Total Sales	$5,987,000	100%	$5,528,000	100%	8%

Sales from the Company’s ATV and motorcycle markets were down 9% in the fiscal 2012 first quarter as compared to the prior year’s first quarter.  While the Company continued to experience increase in demand in its product lines, overall sales decreased due to a previously announced phasing out of a line in our motorcycle business.

Sales from the Company’s energy business for the fiscal first quarter of 2012 more than doubled versus the prior year’s first quarter.  The increase in sales comes primarily from previously disclosed new customers in the shale fracturing and well drilling segments of our energy business.  The Company also experienced a sales increase in its existing blow-out protection product line which also contributed to the overall increase in sales.

Sales from the Company’s aerospace and defense markets decreased in the Company’s fiscal first quarter of 2012 by 17% as compared to the fiscal first quarter of 2011.  The decrease is attributable to an assembly program with one customer that is still in the initial phases of marketing by that customer.  The Company had minimal sales in the fiscal 2012 first quarter with this customer.  Revenues from the Company’s other customers in the aerospace and defense markets were generally higher in the fiscal 2012 first quarter as compared to the prior year’s quarter.

Sales from the Company’s biosciences market decreased from the prior year first quarter, but amount to only 1% of the Company’s overall sales.

Gross margin increased to 15% of net sales for the quarter ending November 27, 2011 as compared to 13% of net sales for the quarter ending November 28, 2010.  The increase is due in large measure to fiscal 2011 first quarter start-up costs related to what was then a new program from a new customer in the energy sector. The Company did incur start-up costs in its fiscal 2012 first quarter on new energy programs, but the costs were not as extensive as the prior year’s quarter.  The Company anticipates that it will incur additional start-up costs in its current fiscal 2012 second quarter ending February 26, 2012.

Selling and administrative expense was $690,000 in the fiscal 2012 first quarter as opposed to $595,000 for the prior year first quarter.  The increase is primarily attributable to higher compensation costs.

Interest expense in the first quarter of fiscal 2012 was $75,000 which was comparable to the $71,000 in first quarter of fiscal 2011.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter ended November 27, 2011 and November 28, 2010, respectively.

Liquidity and Capital Resources:

On November 27, 2011, working capital was $5,061,000 which was a $222,000 decrease as compared to $5,283,000 at August 28, 2011. The decrease was due primarily to the decrease in accounts receivable while the level of current liabilities remained steady.  The ratio of current assets to current liabilities of 2.47 to 1.0 at November 27, 2011 was slightly lower than the 2.54 to 1.0 ratio at August 28, 2011.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months.  The Company’s line of credit expires February 1, 2012; however, it expects that the line of credit will be renewed at that point.  There can be no assurance that the line of credit will be renewed or, if renewed, that the material terms (such as availability and interest rate) will be the same as the Company’s current line of credit.  No amounts have been borrowed under the line of credit which carries an interest rate at LIBOR plus 3.0%.

Cautionary Statement:

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the year ended August 28, 2011, as well as other filings the Company makes with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 27, 2011 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.

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

PART II.  OTHER INFORMATION:

ITEM 1A. RISK FACTORS

 Not Applicable.

ITEM 6.  EXHIBITS

A.           The following exhibits are included herein:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 32	Certification pursuant to 18 U.S.C. §1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.

Date: January 6, 2012	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: January 6, 2012	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO