Form 10-Q
period 2012-02-26
WSI INDUSTRIES, INC.
filed 2012-03-23
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,904,682 shares of common stock were outstanding as of March 22, 2012.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

	Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets February 26, 2012 and August 28, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Income Thirteen and Twenty-Six weeks ended February 26, 2012 and February 27, 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Twenty-Six weeks ended February 26, 2012 and February 27, 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10-11

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	11

Item 6.	Exhibits	11

Signatures		11

Part 1.   Financial Information

Item 1.  Financial Statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 26,	August 28,
Assets	2012	2011

Current Assets:
Cash and cash equivalents	$1,677,881	$2,920,078
Accounts receivable	3,986,476	3,292,227
Inventories	2,549,989	2,016,325
Prepaid and other current assets	469,294	227,239
Deferred tax assets	163,109	254,439
Total Current Assets	8,846,749	8,710,308

Property, plant and equipment – net	8,453,093	7,078,061

Goodwill and other assets, net	2,368,452	2,368,452

Total Assets	$19,668,294	$18,156,821

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,917,522	$1,302,958
Accrued compensation and employee withholdings	471,668	1,018,665
Other accrued expenses	220,683	116,609
Current portion of long-term debt	1,198,300	989,191
Total Current Liabilities	3,808,173	3,427,423

Long-term debt, less current portion	4,915,260	3,935,712

Deferred tax liabilities	357,313	308,061

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,904,682 and 2,889,567 shares, respectively	290,468	288,957
Capital in excess of par value	3,195,545	3,149,674
Deferred compensation	(268,779)	(275,106)
Retained earnings	7,370,314	7,322,100
Total Stockholders’ Equity	10,587,548	10,485,625

Total Liabilities and Stockholders’ Equity	$19,668,294	$18,156,821

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
	February 26,	February 27,	February 26,	February 27,
	2012	2011	2012	2011

Net sales	$7,020,980	$5,682,292	$13,007,920	$11,210,138

Cost of products sold	5,973,811	4,815,875	11,032,981	9,613,572

Gross margin	1,047,169	866,417	1,974,939	1,596,566

Selling and administrative expense	710,667	607,215	1,400,841	1,200,167
Interest and other income	(10,520)	(2,576)	(12,718)	(5,924)
Interest expense	80,194	77,734	155,647	148,907

Income before income taxes	266,828	184,044	431,169	253,416

Income taxes	96,059	66,256	155,221	91,230

Net income	$170,769	$117,788	$275,948	$162,186

Basic earnings per share	$.06	$.04	$.10	$.06

Diluted earnings per share	$.06	$.04	$.10	$.06

Cash dividend per share	$.04	$.04	$.08	$.08

Weighted average number of common shares outstanding, basic	2,848,143	2,824,520	2,842,849	2,816,418

Weighted average number of common shares outstanding, diluted	2,891,376	2,876,317	2,894,451	2,866,485

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
	February 26,	February 27,
	2012	2011
Cash Flows From Operating Activities:
Net income	$275,948	$162,186
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	693,702	567,891
Deferred taxes	140,581	88,099
Stock option compensation expense	89,521	95,199
Changes in assets and liabilities:
Increase in accounts receivable	(694,249)	(56,662)
Decrease (increase) in inventories	(533,664)	37,554
Increase in prepaid and other current assets	(242,055)	(64,383)
Increase (decrease) in accounts payable and accrued expenses	135,831	(392,052)
Net cash provided by (used in) operations	(134,385)	437,832

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(306,361)	(293,832)
Net cash used in investing activities	(306,361)	(293,832)

Cash Flows From Financing Activities:
Payments of long-term debt	(573,716)	(490,652)
Issuance of common stock	-	32,510
Dividends paid	(227,735)	(225,303)
Net cash used in financing activities	(801,451)	(683,445)

Net Decrease In Cash And Cash Equivalents	(1,242,197)	(539,445)

Cash And Cash Equivalents At Beginning Of Year	2,920,078	2,347,113

Cash And Cash Equivalents At End Of Reporting Period	$1,677,881	$1,807,668

Supplemental cash flow information:
Cash paid during the period for:
Interest	$156,079	$149,412
Income taxes	$11,000	$35,641
Payroll withholding taxes in cashless stock option exercise	$35,810	$78,505
Non cash investing and financing activities:
Acquisition of equipment through financing	$1,762,373	$944,063

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of February 26, 2012, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 26, 2012 and February 27, 2011 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	February 26,	August 28,
	2012	2011

Raw material	$787,175	$347,829
WIP	1,208,420	976,879
Finished goods	554,394	691,617
	$2,549,989	$2,016,325

3.	GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at February 26, 2012 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.	DEBT AND LINE OF CREDIT:

During the quarter ended February 26, 2012, the Company entered into a capitalized lease of approximately $383,000 in connection with the acquisition of machinery and equipment.  The lease carries an interest rate of approximately 4.15% and matures in 2018.

During the quarter ended February 26, 2012, the Company renewed its Revolving Line of Credit with its bank.  Under the agreement the Company can borrow up to $1 million with the loan being collateralized by all assets of the Company.  The agreement expires on February 1, 2013 and carries an interest rate of LIBOR plus 3%.  The agreement also contains restrictive provisions requiring a minimum net worth and current ratio, as well as a debt service coverage ratio.  At February 26, 2012, the Company was in compliance with these provisions.

5.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 26,	February 27,	February 26,	February 27,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$170,769	$117,788	$275,948	$162,186

Denominator
Denominator for basic earnings per share – weighted average shares	2,848,143	2,824,520	2,842,849	2,816,418

Effect of dilutive securities:
Employee and non-employee options	43,233	51,797	51,602	50,067

Dilutive common shares
Denominator for diluted earnings per share	2,891,376	2,876,317	2,894,451	2,866,485

Basic earnings per share	$.06	$.04	$.10	$.06

Diluted earnings per share	$.06	$.04	$.10	$.06

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

Results of Operations:

Net sales were $7,021,000 for the thirteen weeks ending February 26, 2012, an increase of 24% or $1,339,000 from the same period of the prior year.  Year-to-date sales in fiscal 2012 are $13,008,000 compared to $11,210,000 in the prior year which equates to a 16% increase.  Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	February	of Total	February	of Total	Percent	February	of Total	February	of Total	Percent
	26, 2012	Sales	27, 2011	Sales	Change	26, 2012	Sales	27, 2011	Sales	Change
ATV & Motorcycle	$4,531,000	64%	$3,871,000	68%	17%	$8,176,000	63%	$7,897,000	70%	4%
Energy	2,014,000	29%	1,330,000	23%	51%	3,837,000	29%	2,201,000	20%	74%
Aerospace, Defense & Other	476,000	7%	481,000	9%	-1%	995,000	8%	1,112,000	10%	-11%
Total Sales	$7,021,000	100%	$5,682,000	100%	24%	$13,008,000	100%	$11,210,000	100%	16%

Sales from the Company’s ATV and Motorcycle markets were up 17% for the fiscal 2012 second quarter as compared to the prior year quarter due to increased demand across all product lines from the Company’s largest customer.  Year-to-date sales for the ATV and Motorcycle markets were up 4% as compared to the prior year for the same reason.  Partially offsetting the increases in demand, both quarter-to-date and year-to-date sales were negatively impacted by a previously announced phasing out of a line in our motorcycle business, but the impact was not great enough to offset increases in other programs.  The effect from the product line phasing out will continue through the fiscal 2012 third quarter.

Sales from the Company’s energy business for the fiscal second quarter were up by 51% over the prior year’s second quarter.  This increase was due primarily to the continued ramping up of programs in the shale fracturing business.  Year to date sales are up 74% as compared to the prior year for the same reason.

Sales from the Company’s aerospace, defense and other markets were down 1% in the fiscal 2012 second quarter versus the prior year; an amount the Company does not consider a material change.  Year-to-date sales were down 11% versus the prior, an amount the Company also doesn’t consider to be a material change.

Gross margin in the fiscal 2012 second quarter was comparable to the prior year quarter and came in at 15%.  Year-to-date gross margin in fiscal 2012 was 15%, which was an increase over the prior year-to-date gross margin of 14%.  The fiscal 2012 and 2011 second quarter gross margins were affected by similar items in each year.  Both years had similar material content percent of sales and both were negatively affected by start-up costs related to new programs in the energy sector.   The year-to-date gross margin increase to 15% in fiscal 2012 resulted from primarily a lower material content percent of sales, although there were several other factors that affected margin both up and down.  Year-to-date gross margins in both years were negatively affected by start-up costs in the energy business.

Selling and administrative expense of $711,000 for the quarter ending February 26, 2012 was $104,000 higher than in the prior year period due primarily to higher compensation expense.  Year-to-date selling and administrative expense of $1,401,000 was $201,000 higher than the comparable prior year period due primarily to the same reason.  As a percent of sales, both the fiscal 2012 second quarter and year-to-date selling and administrative expense were similar to their prior year respective periods.

Interest expense in the second quarter of fiscal 2012 was $80,000, which was $2,000 higher than the second quarter of fiscal 2011 amount of $78,000.  Year-to-date interest expense for fiscal 2012 of $156,000 was higher than the prior year-to-date amount by $7,000.  The higher interest costs are a result of the overall higher level of long-term debt offset by a lower overall effective interest rate of that debt.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended February 26, 2012 and February 27, 2011.

Liquidity and Capital Resources:

On February 26, 2012 working capital was $5,039,000 as compared to $5,283,000 at August 28, 2011.  The ratio of current assets to current liabilities at February 26, 2012 was 2.32 to 1.0 compared to 2.54 to 1.0 at August 28, 2011.  The decrease in these measures is a result of current assets remaining relatively steady while current liabilities increased.  Current assets had offsetting affects of increases in accounts receivable, inventory and prepaid and other assets offset by a decrease in cash.  Current liabilities had increases in accounts payable and current maturities of long-term debt partially offset by a decrease in accrued compensation and employee withholdings.  Cash decreased $1.2 million year-to-date in fiscal 2012 as a result of these changes in the elements of working capital as well as cash being used to pay for equipment, dividends and long-term debt.

The increase in accounts receivable is due to the overall sales increase as well as the fiscal 2012 second quarter sales being unevenly weighted towards the end of the quarter.  The increase in inventories is primarily due to the conversion of some energy business product lines from consigned raw material to purchased raw material.  The increase in prepaid and other assets is due primarily to sales tax refunds that have been applied for but yet to be received back from a State governmental unit.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 26, 2012 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.

The Company does not intend to take any action at this time to increase our financial accounting staff to remediate this material weakness and the corresponding deficiency in disclosure controls, but will continue to rely on our remaining staff and historic oversight of management to provide reasonable assurances regarding the reliability of our financial reporting.

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

WSI INDUSTRIES, INC.

Date: March 23, 2012	By:	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: March 23, 2012		/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO