Form 10-Q
period 2012-05-27
WSI INDUSTRIES, INC.
filed 2012-06-26
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,905,033 shares of common stock were outstanding as of June 21, 2012.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

	Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets May 27, 2012 and August 28, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Operations Thirteen and Thirty-nine weeks ended May 27, 2012 and May 29, 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirty-nine weeks ended May 27, 2012 and May 29, 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	11

Item 6.	Exhibits	11

Signatures		11

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 27,	August 28,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$1,078,519	$2,920,078
Accounts receivable	5,229,608	3,292,227
Inventories	2,821,303	2,016,325
Prepaid and other current assets	842,241	227,239
Deferred tax assets	157,337	254,439
Total Current Assets	10,129,008	8,710,308

Property, Plant and Equipment – Net	8,467,139	7,078,061

Goodwill and other assets, net	2,368,452	2,368,452

	$20,964,599	$18,156,821

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,101,684	$1,302,958
Accrued compensation and employee withholdings	681,939	1,018,665
Other accrued expenses	326,934	116,609
Current portion of long-term debt	1,231,833	989,191
Total Current Liabilities	4,342,390	3,427,423

Long-term debt, less current portion	4,801,971	3,935,712

Deferred tax liabilities	691,222	308,061

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,905,033 and 2,889,567 shares, respectively	290,503	288,957
Capital in excess of par value	3,255,520	3,149,674
Deferred compensation	(270,765)	(275,106)
Retained earnings	7,853,758	7,322,100
Total Stockholders’ Equity	11,129,016	10,485,625
	$20,964,599	$18,156,821

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
	May 27,	May 29,	May 27,	May 29,
	2012	2011	2012	2011

Net sales	$9,482,749	$6,531,996	$22,490,669	$17,742,134

Cost of products sold	7,560,784	5,065,735	18,593,765	14,679,308

Gross margin	1,921,965	1,466,261	3,896,904	3,062,826

Selling and administrative expense	909,427	773,581	2,310,269	1,973,748
Interest and other income	(932)	(2,442)	(13,651)	(8,366)
Interest expense	79,698	74,726	235,345	223,632
Income before income taxes	933,772	620,396	1,364,941	873,812

Income taxes	336,158	223,343	491,379	314,573

Net income	$597,614	$397,053	$873,562	$559,239

Basic earnings per share	$.21	$.14	$.31	$.20

Diluted earnings per share	$.21	$.14	$.30	$.19

Cash dividend per share	$.04	$.04	$.12	$.12

Weighted average number of common shares outstanding, basic	2,854,266	2,835,424	2,846,655	2,822,754

Weighted average number of common shares outstanding, diluted	2,906,625	2,877,819	2,899,563	2,870,263

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
	May 27,	May 29,
	2012	2011

Cash Flows From Operating Activities:
Net income	$873,562	$559,239
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	1,063,923	870,259
Net tax benefits related to share-based compensation	-	(21,901)
Deferred taxes	484,717	326,211
Stock option compensation expense	147,544	156,576
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,937,381)	137,333
Increase in inventories	(804,978)	(132,445)
Increase in prepaid expenses	(615,002)	(56,554)
Increase (decrease) in accounts payable and accrued expenses	632,061	(255,605)
Net cash (used in) provided by operations	(155,554)	1,583,113

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(467,080)	(316,081)
Net cash used in investing activities	(467,080)	(316,081)

Cash Flows From Financing Activities:
Payments of long-term debt	(877,020)	(1,010,230)
Issuance of common stock	-	32,510
Net tax benefits related to share-based compensation	-	21,901
Dividends paid	(341,905)	(338,719)
Net cash used in financing activities	(1,218,925)	(1,294,538)

Net Decrease In Cash And Cash Equivalents	(1,841,559)	(27,506)

Cash And Cash Equivalents At Beginning Of Year	2,920,078	2,347,113

Cash And Cash Equivalents At End Of Reporting Period	$1,078,519	$2,319,607

Supplemental cash flow information:
Cash paid during the period for:
Interest	$235,777	$224,137
Income taxes	$16,978	$35,641
Payroll withholding taxes in cashless stock option exercise	$35,810	$56,604
Non-cash investing and financing activities:
Acquisition of machinery through financing	$1,985,921	$944,063

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of May 27, 2012, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 27, 2012 and May 29, 2011 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 28, 2011 is derived from the audited consolidated balance sheet as of that date.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 annual report to shareholders on Form 10-K.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.             INVENTORIES:

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 27,	August 28,
	2012	2011

Raw material	$977,828	$347,829
WIP	1,167,808	976,879
Finished goods	675,667	691,617
	$2,821,303	$2,016,325

The Company did not dispose of any significant obsolete inventory during the quarter ended May 27, 2012 and therefore there was no material effect on gross margin from any dispositions.

3.             GOODWILL AND INTANGIBLE ASSETS:

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at May 27, 2012 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.             DEBT:

During the quarter ended May 27, 2012, the Company entered into a long-term financing of approximately $223,548 in connection with the acquisition of machinery and equipment.  The lease carries an interest rate of approximately 4% and matures in 2019.

5.             EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27,	May 29,	May 27,	May 29,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$597,614	$397,053	$873,562	$559,239

Denominator
Denominator for basic earnings per share – weighted average shares	2,854,266	2,835,424	2,846,655	2,822,754

Effect of dilutive securities:
Employee and non-employee options	52,359	42,395	52,908	47,509

Dilutive common shares Denominator for diluted earnings per share	2,906,625	2,877,819	2,899,563	2,870,263

Basic earnings per share	$0.21	$0.14	$0.31	$.20

Diluted earnings per share	$0.21	$0.14	$.30	$0.19

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

Results of Operations:

Net sales were $9,483,000 for the quarter ending May 27, 2012 compared to $6,532,000 in the same period of the prior year, an increase of 45%.  Year-to-date sales for the first three quarters of fiscal 2012 were $22,491,000 compared to $17,742,000 in the prior year, an increase of 27%.  Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	May 27,	of Total	May 29,	of Total	Percent	May 27,	of Total	May 29,	of Total	Percent
	2012	Sales	2011	Sales	Change	2012	Sales	2011	Sales	Change

Recreational Vehicles	$5,731,000	60%	$4,145,000	63%	38%	$13,907,000	62%	$12,041,000	68%	15%
Energy	3,236,000	34%	1,693,000	26%	91%	7,073,000	31%	3,894,000	22%	82%
Aerospace Defense & Other	516,000	6%	694,000	11%	-26%	1,511,000	7%	1,807,000	10%	-16%
Total Sales	$9,483,000	100%	$6,532,000	100%	45%	$22,491,000	100%	$17,742,000	100%	27%

The Company’s sales from its recreational vehicle market were up 38% for the fiscal 2012 third quarter as compared to the prior year quarter and its year-to-date sales were up 15%.  Sales increases for the fiscal 2012 third quarter and year-to-date arose from increased demand across all product lines from the Company’s largest customer.  Partially offsetting the increases in demand, both quarter-to-date and year-to-date sales were negatively impacted by a previously announced phasing out of a line in our motorcycle business, but the impact was not great enough to offset increases in other programs.  The negative effect from the product line phasing out will cease with the Company’s fiscal 2012 third quarter.

Sales from the Company’s energy business for the fiscal 2012 third quarter and year-to-date periods increased by 91% and 82%, respectively.  The Company’s fiscal third quarter’s sales increase was driven in large part by an increase in sales to its shale fracturing business, although sales to the Company’s oilfield equipment industry also increased but to a lesser extent.  Year-to-date sales also increased for the same reasons.

Sales from the Company’s aerospace, defense and other markets decreased year over year in the Company’s fiscal 2012 third quarter by 26%.  Year-to-date sales decreased by 16%.  The bulk of the decrease was attributable to fiscal 2011 sales from a previously announced assembly program.  Sales related to this program in fiscal 2012 have been minimal.  Based on input from its customer, the Company believes that this program is still viable, but it is unclear if or when sales will resume.

Gross margin decreased to 20% for the quarter ending May 27, 2012 versus 22% in the prior year period.  Year-to-date gross margins remained virtually unchanged at 17% of sales.  The decrease in gross margin in the fiscal 2012 third quarter versus the prior year’s third quarter was primarily attributable to the mix of parts sold.  Year-to-date gross margins in both fiscal 2012 and fiscal 2011 were lower than their respective third quarter figures as both fiscal 2012 and 2011 experienced start-up costs in new programs incurred primarily in the first half of each fiscal year.

Selling and administrative expense was $909,000 for the quarter ending May 27, 2012 versus $774,000 in the prior year quarter.  Year-to-date selling and administrative expense of $2,310,000 was $337,000 higher than the comparable prior year period.  The quarterly and year-to-date increases are due primarily to increased payroll and benefit costs and incentive compensation accrued.  Included in selling and administrative expense are non-cash stock option compensation expense costs related to the adoption of Accounting Standard Codification Topic 710 – Compensation in the amount of $58,000 and $61,000 for the quarters ended May 27, 2012 and May 29, 2011, respectively.  The year-to-date stock option compensation expenses are $148,000 and $157,000 for the periods ended May 27, 2012 and May 29, 2011, respectively.

Interest expense in the third quarter of fiscal 2012 was $80,000 as compared to $75,000 in the prior year quarter.  Year-to-date interest expense for fiscal 2012 was $235,000 versus $224,000 in the prior year.  Interest expense was up slightly due to the higher level of overall debt as a result of equipment additions made in fiscal 2012.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended May 27, 2012 and May 29, 2011, respectively.  At May 27, 2012, the Company had a $1 million line of credit with its bank that has not been accessed.

Liquidity and Capital Resources

On May 27, 2012 working capital was $5,787,000 as compared to $5,283,000 at August 28, 2011.  The ratio of current assets to current liabilities at May 27, 2012 was 2.33 to 1.0 compared to 2.54 to 1.0 at August 28, 2011.  The increase in working capital came primarily from increases from accounts receivable, inventory and prepaid and other current assets partially offset by a decrease in the level of cash and an increase in current liabilities.  Cash decreased $1.8 million year-to-date in fiscal 2012 as a result of these changes in the elements of working capital as well as cash being used to pay for equipment, dividends and long-term debt.  The Company’s prepaid and other current assets include approximately $713,000 in deposits made on capital equipment to be purchased.  Subsequent to the end of the fiscal 2012 third quarter, the Company obtained long-term financing on this equipment and the $713,000 was reimbursed to the Company.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months.  At May 27, 2012, the Company had a $1 million line of credit with its bank that has not been used.

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

Item 4.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 27, 2012 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company's reduction in staff during the quarter ended May 31, 2009.

The Company does not intend to take any action at this time to increase our financial accounting staff to remediate this material weakness and the corresponding deficiency in disclosure controls, but will continue to rely on our remaining staff and historic oversight of management to provide reasonable assurances regarding the reliability of our financial reporting.

(b) Changes in Intenal Controls over Financial Reporting.

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

A.   The following exhibits are included herein:

Exhibit 31.1  Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 31.2  Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 5d-14(a) of the Exchange Act

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

WSI INDUSTRIES, INC.

Date: June 26, 2012	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & Chief Executive Officer

Date: June 26, 2012	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO