Form 10-K
period 2012-08-26
WSI INDUSTRIES, INC.
filed 2012-11-13
CIK 104897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 26, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-00619

WSI Industries, Inc.
(Exact name of registrant specified in its charter)

Minnesota	41-0691607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Chelsea Road, Monticello, Minnesota 55362
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:          (763) 295-9202
Securities registered pursuant to Section 12(b) of the Act:        None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 24, 2012 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $15,254,000 based upon the closing sale price on that date of $5.27 as reported by The NASDAQ Capital Market.

The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of November 5, 2012 was 2,903,787.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 3, 2013, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

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

Sales and Marketing

Coming out of the national recession in 2009, the Company’s fiscal 2010 sales were flat as compared to fiscal 2009 as a decrease in the Company’s energy business was equally offset by increases in sales in all of the other industries served by the Company.   In fiscal 2011, the Company experienced an increase in sales of 33% over the prior year.  The sales increase came in large part from increases in the Company’s recreational vehicle market which increased 39% over the prior year.  In fiscal 2011, the Company also realized a 27% increase in its sales to the energy industry.  In fiscal 2012, the Company experienced a 30% increase in sales, with increases in sales in its recreational vehicle market of 19% and a 78% increase in its energy business offsetting smaller declines in other portions of the Company’s business.  Sales to the recreational vehicle market totaled approximately 62%, 68% and 65% of total sales in fiscal 2012, 2011 and 2010, respectively.  Sales to the energy industry totaled approximately 31%, 23% and 24% of sales in fiscal 2012, 2011 and 2010, respectively.  Sales to the aerospace/avionics/defense markets totaled approximately 5%, 8% and 9% of total sales in fiscal 2012, 2011 and 2010, respectively.  Sales to the bioscience and other industries amounted to approximately 1% - 2% of total sales in each of fiscal years 2010 – 2012.

The Company also measures its relative levels of business from a value add sales perspective.  The Company defines value add sales as net sales less the cost of material value and the cost of outside service content of the material sold to the customer.  The cost of material and outside services can vary widely.  In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer.

In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value.  Due to these differences, the Company also measures market composition by value add sales.  In fiscal 2012, the recreational vehicle market represented 41% of value add sales, the energy business 50%, and the aerospace/avionics/defense business 7% of value add sales.

The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates.  The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

Customers

Sales were made to Polaris Industries, Inc. and related entities in the amount of $20,248,000, or 62% of total Company revenues, in fiscal 2012.  The Company also made sales of $4,829,000 or 15% of total Company revenues in fiscal 2012 to National Oilwell Varco.  The third customer whose sales represented greater than 10% of total sales was FMC Technologies with sales of $5,131,000 or 16% of total Company revenues in fiscal 2012.

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

Employees

At August 26, 2012, the Company had 89 full-time employees, none of whom were subject to a union contract.  We consider our relationship with our employees to be good.

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

The economic conditions in the United States and around the world could adversely affect our financial results. Demand for our services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, and the profits, capital spending, and liquidity of large OEMs that we serve. The recent economic recession in the markets we serve  has caused and could continue to cause our OEM customers to reduce ordering levels, resulting in reschedules, program delays or cancelled orders of our services having an adverse effect on our business and our financial results.  In addition, some of our customers have their own internal machining capabilities.  A downturn in one of their markets could result in them bringing machining services back in house and thus adversely affect our financial results.

One of our main markets is in the highly regulated energy industry.  The energy industry we serve, and specifically the shale and gas fracturing (“fracking”) business, is controversial from an environmental perspective.  Should environmental laws change to limit the fracking industry, it could have an adverse effect on our financial results.

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

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2012, 2011 and 2010, one customer in the recreational vehicle market accounted for 62%, 67% and 63% of our revenue, respectively.  In addition, in fiscal years 2012, 2011 and 2010, the Company had two customers in the energy industry with the first customer accounting for 15%, 18% and 24% of our sales and the second customer accounting for 16%, 5% and 0% of sales, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers it could have an adverse effect on our results from operations.

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

Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the circumvention or overriding of controls, or fraud. Additionally, as of August 26, 2012, our management has concluded that our internal control over financial reporting was not effective due to a material weakness in the areas of segregation of duties and adequacy of personnel resulting from a staff reduction in the quarter ended May 31, 2009.  Because of this material weakness in internal control over financial reporting, we may be more susceptible to misstatements in our financial statements or incidences of fraud. However, even effective internal controls can provide only reasonable and not absolute assurances with respect to the preparation and fair presentation of financial statements.

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

Item 1B.                Unresolved Staff Comments.

Not applicable.

Item 2.                    Properties.

The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters.  The purchase price was $1.9 million and was paid for by a combination of cash and debt.  The Company entered into two notes evidencing the debt used to purchase its Monticello facility that were secured by mortgages. The first note and mortgage was to Excel Bank Minnesota (now BMO Harris Bank) for $1,360,000 that matures on May 1, 2014.  The interest rate at August 26, 2012 on this mortgage was 4.38% with monthly payments of $7,637 based on a 25-year amortization schedule. The note is secured by a mortgage and security interest in all assets of the Company.

The Company also entered into a note and mortgage with the City of Monticello, Minnesota Economic Development Authority (MEDA). The MEDA mortgage was subordinated to the mortgage of Excel Bank Minnesota and was paid in full on May 1, 2011.

In fiscal 2008, the Company commenced an addition to its facility to add manufacturing space.  Upon completion in early fiscal 2009, the addition added 12,500 square feet of manufacturing space.  In August 2012, the Company announced that it was expanding its Monticello, Minnesota facility.  The 47,000 square foot expansion would roughly double the amount of manufacturing space the Company has and would increase the total facility size to approximately 107,000 square feet.  The Company expects the expansion to cost approximately $3.5 million and to be completed early in calendar year 2013.  Funding for the expansion is anticipated to come from available cash and debt.

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

As of November 6, 2012 there were 346 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2012:
First quarter	$6.50	$5.09
Second quarter	5.65	4.74
Third quarter	5.82	5.00
Fourth quarter	7.60	4.86

FISCAL 2011:
First quarter	$7.41	$3.43
Second quarter	6.57	4.50
Third quarter	5.23	4.42
Fourth quarter	7.42	4.82

In fiscal years 2012 and 2011, the Company paid a quarterly cash dividend of $.04 per share in each quarter.  The Company expects to continue its quarterly dividend program, subject to its financial performance.

The following table sets forth information regarding our equity compensation plans in effect as of August 26, 2012. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:

2005 Stock Plan	264,500	$4.44	186,041

Total	264,500	$4.44	186,041

There are no outstanding equity compensation plans not approved by shareholders.

The Company made no repurchases of its common stock in fiscal year 2012.

Item 6.                    Selected Financial Data

Not applicable.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates:

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no significant changes to our critical accounting policies during fiscal 2012.

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

Goodwill Impairment:
The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations.  The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350).  With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit.  In the fiscal 2012 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events.  Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit.  If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:
The Company accounts for income taxes using the liability method.  Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.  A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur.  The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates.  The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets.  Currently, the Company’s deferred tax assets have two major components which relate to the Company’s net operating loss (NOL) and the Company’s alternative minimum tax (AMT) tax credit carryforwards.  The Company’s AMT tax credit carryforward does not expire.  The Company’s NOL carryforward is approximately $2.4 million expiring in 2021 - 2030.  The Company believes that given the extended time period for the NOL carryforward to expire as well as a return to a more normal growth rate experienced prior to the economic recession of fiscal 2009, that the Company is more likely than not to fully utilize its NOL carryforward before it expires.  However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets.  If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.

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

Liquidity and Capital Resources:

The Company’s net working capital at the end of fiscal 2012 was $6,417,000 as compared to $5,283,000 at the end of fiscal 2011.  The increase occurred primarily from increases in accounts receivable and inventories partially offset by an increase in accounts payable and in the current maturities of long-term debt.  The ratio of current assets to current liabilities decreased to 2.29 to 1.0 at August 26, 2012 from 2.54 to 1.0 at the end of the prior fiscal year as to the percentage increase in current assets was smaller than the percentage increase in current liabilities.  The Company generated $2,188,000, $2,690,000 and $1,634,000 in cash from operations in fiscal 2012, 2011 and 2010, respectively.

In fiscal 2012 and 2011, additions to property, plant and equipment either by cash or financing were $3,696,000 and $1,743,000, respectively.  These amounts included $3,114,000 and $1,280,000 of machinery acquired through financing in fiscal 2012 and 2011, respectively.  In fiscal 2010, the Company had minimal additions to property, plant and equipment, capitalizing $61,000 during the year.

In the fiscal 2012 first quarter, the Company added two milling machines and a lathe to supplement and increase capacity in its energy business.  In the Company’s second quarter, another milling machine was added for increased capacity of a new program in the Company’s recreational vehicle market.  In the Company’s third quarter, a lathe was purchased to add capacity in the energy business.  In the fiscal 2012 fourth quarter, the Company implemented a robotic automation work cell for a new program and increased capacity in the recreational vehicle market.  The work cell consisted of two milling machines and an automated robot.  In its fiscal 2011 first quarter, the Company added two machining centers, one of which was purchased to supplement capacity in its energy business while the other machine was bought primarily for replacement purposes.  In the Company’s second and fourth quarters, the Company added two more machining centers for new programs in its energy business.

On February 1, 2012, the Company renewed its revolving line of credit agreement with its bank.  Under the agreement, the Company can borrow up to $1 million.  The agreement expires on February 1, 2013.  No balances were owed at August 26, 2012 and August 28, 2011, and no advances were made on the credit line during either fiscal 2012 or 2011.

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

The Company’s total debt was $6,840,000 at August 26, 2012 which consisted of a mortgage on its building of $1,081,000 and capital lease obligations secured by production equipment of $5,759,000.  Current maturities of long-term debt consist of $1,333,000 due on capital leases and $44,000 on its building related debt.  During fiscal 2012, the Company made principal payments on its debt of $1.2 million.  It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2013.

Results of Operations:

The Company experienced a sales increase of 30% in fiscal 2012 which came on top of a 33% increase in fiscal 2011.  Net sales in fiscal 2012 were $32.5 million as compared to $25.0 million in fiscal 2011 and $18.8 million in fiscal 2010.  The increase in the fiscal 2012 sales was driven by a 19% increase in recreational vehicle market sales and a 78% increase in sales from the energy market.  The increases in the fiscal 2011 sales came primarily from a 39% increase in recreational vehicle sales and a 27% increase in energy sales.

The following is a reconciliation of sales by major market:

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Recreational vehicle	$20,248,000	$16,969,000	$12,209,000
Aerospace and defense	1,641,000	1,886,000	1,633,000
Energy	10,150,000	5,693,000	4,485,000
Biosciences & Other	417,000	415,000	499,000
	$$32,456,000	$24,963,000	$18,826,000

The increase in sales in the recreational vehicle market in both fiscal 2012 and fiscal 2011 resulted from the overall increase in demand from the Company’s largest customer for the parts the Company supplies.  The Company’s sales also increased due to new programs that had been awarded and started in fiscal 2012.

Sales from the Company’s aerospace and defense markets were down $245,000 or 13% from fiscal 2011.  The decrease is primarily attributable to a lack of sales from a program and customer first announced in fiscal 2010.  Sales from the Company’s aerospace and defense markets were up 15% in fiscal 2011 due primarily to sales from that customer and program.  The Company understands from its customer that sales will resume in fiscal 2013.

Sales in the Company’s energy business were up 78% in fiscal 2012 over the prior year.  The increase in sales came primarily from a customer engaged in the oil and gas shale fracturing (“fracking”) business.  Sales with this customer increased from $1.2 million in fiscal 2011 to $5.1 million in fiscal 2012.  Fiscal 2012 sales to the Company’s main customer in the oil field equipment industry were up 7% versus the prior year.  Fiscal 2011 sales from the Company’s energy business were up 27% with the gain primarily due to increased sales to the customer involved in shale fracking.

Sales to the Company’s biosciences and other industries decreased from fiscal 2010 to fiscal 2011, and were flat from fiscal 2011 to fiscal 2012.  However, the effect on overall Company sales is relatively small as sales from these markets only amount to approximately 1% - 3% of total sales.

The Company’s gross margin remained steady at 17.8% in fiscal 2012 versus fiscal 2011.  Fiscal 2011 gross margin had decreased as compared to fiscal 2010 gross margin of 19.9%.  In both fiscal 2012 and fiscal 2011, the Company experienced start-up costs with programs involving its fracking customer.  In fiscal 2012, the costs were related to new programs that had been added in the first two quarters of the fiscal year.  In fiscal 2011, the costs were related to initial start-up expenses with the customer and were incurred primarily in the first two quarters of fiscal 2011.

The Company’s margins can also vary dependent on whether the Company purchases its raw material or whether raw material is provided or consigned to them by its customer.     Generally, the Company will experience a higher gross margin percentage of sales where material has been consigned or provided by the customer.  Therefore, in any particular quarter or year, the Company’s gross margin can vary dependent on the mix of parts sold and whether those parts had material that was purchased or had material that had been consigned to them.

No significant sales of obsolete items occurred in fiscal 2010 through 2012 and, correspondingly, no significant gross margin was recognized.

Selling and administrative expense in fiscal 2012 was approximately $3.2 million, an increase of $401,000 over the fiscal 2011 amount of approximately $2.8 million.  The increase in fiscal 2012 was due primarily to increased payroll and benefit costs due to headcount additions as well as increased incentive compensation and profit sharing expense.  In fiscal 2011, selling and administrative expense increased over 2010 by $335,000.  The increase was due primarily to higher payroll and benefit costs as well as additional incentive compensation and profit sharing expense.  The Company recorded non-cash stock option compensation expense of $198,000, $205,000 and $211,000 in fiscal 2012, 2011 and fiscal 2010, respectively.  In addition, the Company incurred professional service expense in each of those three fiscal years in connection with its analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act.

Interest expense in fiscal 2012 amounted to $316,000 as compared to $289,000 in fiscal 2011.  The higher expense is attributable to a higher average level of debt in fiscal 2012 as compared to fiscal 2011, with the higher level being primarily related to equipment additions made during fiscal 2012.  However, the amount of interest expense was mitigated to a degree as the overall interest rate on debt was lower in fiscal 2012.  Interest expense in fiscal 2011 amounted to $289,000 as compared to $359,000 in fiscal 2010.  The lower expense is attributable to a lower average level of debt in fiscal 2011 as compared to fiscal 2010, with the lower level being primarily related to the $1.2 million loan for the Company’s building addition that was paid off in the fiscal 2010 fourth quarter.

The Company recorded income taxes at an effective tax rate of 36% for fiscal 2012, 2011 and 2010, respectively.  The Company had no valuation allowance on its deferred tax assets during 2012 and 2011.

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

Item 8.                    Financial Statements and Supplementary Data.

See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 21, attached hereto, which consolidated financial statements are incorporated herein by reference.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, Benjamin T. Rashleger, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 26, 2012 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.  Notwithstanding the material weakness described below, we believe our consolidated financial statements presented in this Annual Report on Form 10-K fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 26, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company's internal control over financial reporting.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 26, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 26, 2012, the Company's internal control over financial reporting was not effective due to a material weakness in the areas of segregation of duties and adequacy of personnel resulting from a reduction in staff in its finance and accounting department during the quarter ended May 31, 2009.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B.                 Other Information.

None.

PART III

Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 26, 2012 and such information required by such items is incorporated herein by reference from the proxy statement.

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

Exhibit No.	Description

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

10.19
Amended and Restated Revolving Credit Promissory Note dated February 1, 2011 in the principal amount of $1,000,000 by WSI Industries, Inc. in favor of M&I Marshall & Ilsley Bank.  Incorporated by reference from Exhibit 10.24 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.20
Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Industries, Inc. and M&I Marshall & Ilsley Bank.  Incorporated by reference from Exhibit 10.25 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.21
Amended and Restated Security Agreement dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank.  Incorporated by reference from Exhibit 10.26 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.22
Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Rochester, Inc. and M&I Marshall & Ilsley Bank.  Incorporated by reference from Exhibit 10.27 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.23
Guaranty dated February 1, 2011 by and WSI Rochester, Inc. and M&I Marshall & Ilsley Bank.  Incorporated by reference from Exhibit 10.28 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.24
Guaranty dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank. Incorporated by reference from Exhibit 10.29 of the Registrant’s Form 10-K for the year ended August 28, 2011.

Exhibit No.	Description

10.25
First Amendment and Modification of  Revolving Line of Credit Promissory Note,  Loan Agreement and Reaffirmation of Guaranties dated February 1, 2012 and incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated February 15, 2012

14.1
Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003.  Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

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

BY:     /s/ Benjamin T. Rashleger
Benjamin T. Rashleger
Chief Executive Officer (principal executive officer)

BY:     /s/ Paul D. Sheely
Paul D. Sheely
Vice President and Treasurer (principal financial and accounting officer)

DATE:  November 13, 2012

Each person whose signature appears below hereby constitutes and appoints Benjamin T. Rashleger and Paul D. Sheely, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin T. Rashleger	President, Chief Executive Officer	November 13, 2012
Benjamin T. Rashleger	and Director

/s/ Michael J. Pudil	Director	November 13, 2012
Michael J. Pudil

/s/ Thomas C. Bender	Director	November 13, 2012
Thomas C. Bender

/s/ Burton F. Myers II	Director	November 13, 2012
Burton F. Myers II

/s/ James D. Hartman	Director	November 13, 2012
James D. Hartman

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets - August 26, 2012 and August 28, 2011	23
Consolidated Statements of Stockholders' Equity - Years Ended and August 29, 2010	24
August 26, 2012, August 28, 2011 and August 29, 2010	25
Consolidated Statements of Cash Flows - Years Ended August 26, 2012, August 28, 2011 and August 29, 2010	26
Notes to Consolidated Financial Statements	27-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
WSI Industries, Inc.
Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 26, 2012 and August 28, 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 26, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 26, 2012 and August 28, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended August 26, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter
      Andrews & Selcer Ltd

Minneapolis, Minnesota
November 13, 2012

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 26, 2012 AND AUGUST 28, 2011

	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$2,911,961	$2,920,078
Accounts receivable, less allowance for doubtful accounts of $10,074	5,198,987	3,292,227
Inventories (Note 2)	2,920,390	2,016,325
Prepaid and other current assets	218,632	227,239
Deferred tax assets (Note 6)	140,843	254,439
Total current assets	11,390,813	8,710,308

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	2,342,747	2,306,220
Machinery and equipment	15,967,374	12,507,519
Less accumulated depreciation	(9,814,295)	(8,554,678)
Total property, plant, and equipment	9,314,826	7,078,061

Other assets (Note 10):
Goodwill and related acquisition costs	2,368,452	2,368,452
	$23,074,091	$18,156,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$2,345,709	$1,302,958
Accrued compensation and employee withholdings	916,210	1,018,665
Other accrued expenses	335,071	116,609
Current portion of long-term debt (Note 3)	1,377,295	989,191
Total current liabilities	4,974,285	3,427,423

Long-term debt, less current portion (Note 3)	5,462,854	3,935,712

Deferred tax liabilities (Note 6)	970,252	308,061

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,913,412 shares and 2,889,567 respectively	291,341	288,957
Capital in excess of par value	3,306,235	3,149,674
Deferred compensation	(270,257)	(275,106)
Retained earnings	8,339,381	7,322,100
Total stockholders’ equity	11,666,700	10,485,625
	$23,074,091	$18,156,821

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 26, 2012, AUGUST 28, 2011 AND AUGUST 29, 2010

	2012	2011	2010
Net sales (Note 8)	$32,455,953	$24,963,235	$18,826,498

Cost of products sold	26,692,413	20,527,925	15,079,679
Gross margin	5,763,540	4,435,310	3,746,819

Selling and administrative expense	3,160,092	2,759,493	2,424,651
Interest and other income	(14,377)	(18,640)	(33,183)
Interest expense	315,694	289,108	359,269
	3,461,409	3,029,961	2,750,737

Income before income taxes	2,302,131	1,405,349	996,082

Income taxes (Note 6)	828,769	505,926	358,589

Net income	$1,473,362	$899,423	$637,493

Basic earnings per share	$.52	$.32	$.23

Diluted earnings per share	$.51	$.31	$.23

Cash dividend per share	$.16	$.16	$-

Weighted average number of common shares outstanding, basic	2,849,066	2,825,921	2,801,210

Weighted average number of common shares outstanding, diluted	2,902,903	2,877,064	2,801,210

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Amount	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
Balance at August 30, 2009	2,878,868	$287,886	$2,871,068	$(361,861)	$6,237,321	$9,034,414

Net income	-	-	-	-	637,493	637,493
Restricted stock grants	58,405	5,841	133,215	(139,056)	-	-
Restricted stock vesting	-	-	(94,919)	94,919	-	-
Stock option compensation	-	-	210,712	-	-	210,712
Restricted stock grants not earned and payment of withholding taxes	(48,781)	(4,877)	(198,028)	155,586	-	(47,319)

Balance at August 29, 2010	2,888,492	$288,850	$2,922,048	$(250,412)	$6,874,814	$9,835,300

Net income	-	-	-	-	899,423	899,423
Restricted stock grants	37,715	3,771	227,475	(231,246)	-	-
Restricted stock vesting	-	-	(97,316)	97,316	-	-
Stock option compensation	-	-	205,232	-	-	205,232
Restricted stock grants not earned and payment of withholding taxes	(52,148)	(5,215)	(122,080)	109,236	-	(18,059)
Exercise of stock appreciation rights and payment of withholding taxes	15,508	1,551	14,315	-	-	15,866
Dividends paid	-	-	-	-	(452,137)	(452,137)

Balance at August 28, 2011	2,889,567	$288,957	$3,149,674	$(275,106)	$7,322,100	$10,485,625

Net income	-	-	-	-	1,473,362	1,473,362
Restricted stock grants	38,662	3,866	209,715	(213,581)	-	-
Restricted stock vesting	-	-	(86,116)	86,116	-	-
Stock option compensation	-	-	198,009	-	-	198,009
Restricted stock grants not earned and payment of withholding taxes	(25,218)	(2,522)	(159,089)	132,314	-	(29,297)
Exercise of stock appreciation rights and payment of withholding taxes	10,401	1,040	(5,958)	-	-	(4,918)
Dividends paid	-	-	-	-	(456,081)	(456,081)

Balance at August 26, 2012	2,913,412	$291,341	$3,306,235	$(270,257)	$8,339,381	$11,666,700

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 26, 2012, AUGUST 28, 2011 AND AUGUST 29, 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,473,362	$899,423	$637,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,459,617	1,171,259	1,074,457
Net tax (benefits) expense related to share based compensation	(32,384)	(21,901)	30,496
Gain on sale of property, plant and equipment	(9,000)	-	-
Deferred taxes	808,171	506,138	339,979
Stock option compensation	198,009	205,232	210,712
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,906,760)	(205,140)	(351,501)
Inventories	(904,065)	168,958	(38,752)
Prepaid and other current assets	8,607	(166,553)	(8,784)
Increase (decrease) in accounts payable and accrued expenses	1,092,159	132,720	(259,953)
Net cash provided by operating activities	2,187,716	2,690,136	1,634,147
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	9,000	-	-
Additions to property, plant, and equipment	(582,304)	(462,588)	(60,767)
Net cash used in investing activities	(573,304)	(462,588)	(60,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(1,198,832)	(1,256,857)	(2,075,723)
Net tax benefits (expense) related to share based compensation	32,384	21,901	(30,496)
Issuance of common stock	-	32,510	-
Dividends paid	(456,081)	(452,137)	-
Net cash used in financing activities	(1,622,529)	(1,654,583)	(2,106,219)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,117)	572,965	(532,839)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,920,078	2,347,113	2,879,952

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,911,961	$2,920,078	$2,347,113

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$317,306	$289,274	$363,278
Payroll withholding taxes in cashless stock option exercise	66,599	56,604	16,823
Income taxes	18,807	35,641	15,536
Noncash investing and financing activities:
Acquisition of machinery through debt	3,114,078	1,280,063	-

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 26, 2012, AUGUST 28, 2011 AND AUGUST 29, 2010

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description – WSI Industries, Inc. and Subsidiaries (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year - WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2012, 2011 and 2010 each consisted of 52 weeks.

Basis of Presentation - The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less. At times bank balances may exceed federally insured limits. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

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

Machinery and equipment (in years)	3	to	7
Building and improvements (in years)	15	to	40

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

Goodwill - The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired.  The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350).  With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit.  In the fiscal 2012 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events.  Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit.  If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

Income Taxes - The determination of the Company’s income tax-related account balances requires the exercise of significant judgment by management.  Accordingly, the Company determines deferred tax assets and liabilities based upon the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year the differences are expected to affect taxable income.  Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is unlikely.

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

Freight costs – The Company includes freight, shipping and handling costs, in the cost of goods sold.

Use of Estimates - The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in those financial statements consist of estimates related to the impairment of goodwill, the evaluation of excess or obsolete inventory and the valuation allowance connected to the deferred tax assets.

Earnings per Share – Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding.

Stock-based compensation - The following information has been determined as if the Company had accounted for its stock options under the fair value method of ASC 718. The fair value for these options was estimated, for the purpose of determining compensation, at the date of grant using the Black-Scholes option pricing model with the following assumptions as set forth in the table below. The estimated fair value of the options is amortized to expense over the options’ vesting period.

Date of Grant in fiscal -	2012			2011			2010
Dividend yield	3.09%	-	3.16%	2.3%	-	3.25%		-
Expected volatility		79.8%		77.3%	-	78.5%	69.8%	-	70.2%
Risk free interest rate	.9%	-	2.0%	1.2%	-	3.3%	2.6%	-	3.8%
Expected term (in years)	5	-	10	5	-	10	5	-	10

ASC 718 also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature.

The Company granted shares of non-vested restricted stock to various employees during the years ended August 26, 2012, August 28, 2011 and August 29, 2010.  The grants consisted of both outright stock grants as well as stock that could be earned in connection with the Company’s incentive compensation program should certain predetermined targets be met.  Both kinds of non-vested restricted stock vest over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares.  The shares are accounted for under ASC 718 as expense over the period that they vest.  The shares are also reflected in stockholder’s equity as deferred compensation which is calculated at the value of the shares at the date of the grant.

Reclassification - Certain immaterial prior year items have been reclassified to conform to the current year presentation.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of comprehensive income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles and Goodwill – Other (Topic 350).  This ASU gives the entity the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company has adopted this update effective with these financial statements.

2.             INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 26, 2012	August 28, 2011

Raw material	$900,474	$347,829
WIP	1,396,217	976,879
Finished goods	623,699	691,617
	$2,920,390	$2,016,325

3.             DEBT

Long-term debt consists of the following:
	August 26, 2012	August 28, 2011

Building related mortgages & term debt	$1,081,307	$1,123,771
Capitalized lease obligations	5,758,842	3,801,132
	6,840,149	4,924,903
Less current portion	1,377,295	989,191
Long-term debt	$5,462,854	$3,935,712

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

Maturities of long-term debt are as follows:

Fiscal years ending August:
2013	$1,377,295
2014	2,329,436
2015	966,272
2016	675,633
2017	676,378
Thereafter	815,135

Included in the consolidated balance sheet at August 26, 2012 are cost and accumulated depreciation on equipment subject to capitalized leases of $9,512,910 and $3,909,030, respectively.  At August 28, 2011, the amounts were $6,794,073 and $3,185,126, respectively.  The capital leases carry interest rates from 3.6% to 8.4% and mature from 2013 – 2019.

The present value of the net minimum payments on capital leases which is included in long-term debt as of August 26, 2012 is as follows:

Fiscal years ending August:
2013	$1,582,827
2014	1,467,736
2015	1,080,086
2016	751,342
2017	724,211
Thereafter	839,767
Total minimum lease payments	6,445,969
Less amount representing interest	687,127
Present value of net minimum lease payments	5,758,842
Current portion	1,332,815
Capital lease obligation, less current portion	$4,426,027

Line of Credit:
The Company renewed its revolving credit agreement with its bank on February 1, 2012. Under the agreement, the Company can borrow up to $1 million, with the loan being collateralized by all assets of the Company. The agreement expires February 1, 2013 and has restrictive provisions requiring minimum net worth, current and debt service coverage ratios as well as a maximum ratio of debt to tangible net worth. At August 26, 2012, the Company was in compliance with these provisions. Interest on any amounts borrowed under the agreement would be at a rate equal to the London Interbank Offered Rates (LIBOR) (.24 % at August 26, 2012) plus 3.0%. In fiscal 2011, the rate had a floor or was not allowed to be less than 3.75%. In fiscal 2012, there was no floor on the interest rate. There were no amounts outstanding related to its revolving credit agreement at August 26, 2012 and August 28, 2011, respectively.

4.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature.  Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 26, 2012.

5.             STOCK-BASED COMPENSATION

Stock Options - The 2005 Stock Option Plan was approved and 600,000 shares of common stock were reserved for granting of options to officers, key employees and directors.  The Plan has a term of 10 years and will expire in 2015.  Stock options vest over a period of six months to three years.

Option transactions during the three years ended August 26, 2012 are summarized as follows:

	2005 Stock Option Plan
	Shares	Average Price
Outstanding at August 30, 2009	174,666	$4.08
Granted	45,000	2.32
Forfeited	-	-
Exercised	-	-
Outstanding at August 29, 2010	219,666	$3.72
Granted	61,000	5.39
Forfeited	(7,000)	4.18
Exercised	(25,500)	3.30
Outstanding at August 28, 2011	248,166	$4.16
Granted	47,500	5.09
Forfeited	(3,500)	4.99
Exercised	(27,666)	3.02
Outstanding at August 26, 2012	264,500	$4.44

Of the 27,666 and 25,500 stock options from the 2005 Plan that were exercised in fiscal 2012 and 2011, 17,265 and 9,992 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes, respectively.

The weighted fair value of options granted during the years ended August 26, 2012, August 28, 2011 and August 29, 2010 was $2.86, $3.10 and $1.74, respectively.  The total intrinsic value of options exercised for the years August 26, 2012, August 28, 2011 and August 29, 2010 was $111,922, $73,235 and $0, respectively.  The intrinsic value for options outstanding at August 26, 2012 was $731,335.

Cash received from option exercises for years ended August 26, 2012, August 28, 2011 and August 29, 2010 was $0, $32,510 and $0, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $ 32,384, $21,901 and $0 for fiscal years 2012, 2011 and 2010, respectively.

As of August 26, 2012, there was $133,800 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 26, 2012, there were 21,000 shares with an exercise price of $2.13, 86,500 shares with exercise prices between $3.00 and $3.47 and 157,000 options outstanding with exercise prices between $4.93 and $6.82.  At August 26, 2012, outstanding options had a weighted-average remaining contractual life of 7 years.

The number of options exercisable as of August 26, 2012, August 28, 2011 and August 29, 2010 were 212,496, 193,999 and 169,999, respectively, at weighted average share prices of $ 4.24, $4.02 and $3.89 per share, respectively.  At August 26, 2012, there were 52,004 options that had not vested.  The aggregate intrinsic values of options exercisable as of August 26, 2012, August 28, 2011, and August 29, 2010 was $629,192, $265,847, and $14,387, respectively, with weighted-average remaining contractual lives of 6.4, 6.5, and 7.1 years.

The Company also grants non-vested restricted shares as part of the 2005 Stock Option Plan.  These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned.  Non-vested restricted share transactions during the three years ended August 26, 2012 are as follows:

	Options	Average Price
Outstanding at August 30, 2009	86,139	4.20
Granted	58,405	2.38
Vested	(20,129)	4.72
Forfeited	(41,104)	3.78
Outstanding at August 29, 2010	83,311	3.00
Granted	37,715	6.13
Vested	(22,478)	2.46
Forfeited	(44,405)	4.33
Outstanding at August 28, 2011	54,143	$5.08
Granted	38,662	5.52
Vested	(22,537)	3.77
Forfeited	(19,661)	6.77
Outstanding at August 26, 2012	50,607	$5.35

As of August 26, 2012, there was $102,486 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1 year.  The total intrinsic value of restricted stock options that vested during the year ended August 26, 2012 was $114,201

6.             INCOME TAXES

Income taxes consisted of the following:
	Years Ended
	August 26, 2012	August 28, 2011	August 29, 2010
Current:
Federal	$-	$-	$15,289
State	23,224	19,457	15,676
	23,224	19,457	30,965
Deferred:
Federal	805,545	486,469	323,378
State	-	-	4,246
	805,545	486,469	327,624
Total	$828,769	$505,926	$358,589

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:
	Years Ended
	August 26, 2012	August 28, 2011	August 29, 2010
Ordinary federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes net of federal tax effect	2.0	2.0	2.0
Effective rate	36.0%	36.0%	36.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities.  Temporary differences and net operating loss carryforwards comprising the net deferred taxes on the balance sheet are as follows:

	August 26, 2012	August 28, 2011
Deferred Tax Assets
Accrued liabilities	$81,093	$86,764
Inventory valuation adjustments	33,669	54,026
Net operating loss carryforwards	849,709	767,705
Tax credit carryforwards	485,941	494,728
Stock option expense	195,361	174,551
Other	57,308	145,562
	1,703,081	1,723,336
Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(2,532,490)	(1,776,958)

Net deferred taxes	$(829,409)	$(53,622)

Based on the long-term nature of its net operating loss carryforwards and the Company’s recent operating history and growth in fiscal 2012, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is deemed necessary.

As of August 26, 2012, the Company had federal net operating loss carryforwards of approximately $2.4 million expiring in 2021-2030.  Also as of August 26, 2012, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration.  The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

The Company files a consolidated U.S. federal income tax return, as well as multiple state income tax returns.  The federal and state income tax returns for the fiscal years 2009 – 2011 remain subject to examination.

7.             EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan.  Profit sharing contributions are discretionary and are based on Company results.  Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2012, 2011 and 2010, were $344,251, $239,463 and $184,037, respectively.

8.             INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to three customers that exceeded 10 percent of total sales during fiscal years 2012, 2011 and 2010 as listed below:

	2012	2011	2010
Customer # 1	$20,248,000	$16,804,000	$11,922,000
Customer # 2	$4,829,000	$4,525,000	$4,480,000
Customer # 3	$5,131,000	$1,168,000	$5,000

The Company had accounts receivable from customer #1 of $3,080,000 and $1,938,000 at August 26, 2012 and August 28, 2011, respectively.  The Company had accounts receivable from customer #2 of $459,000 and $607,000 at August 26, 2012 and August 28, 2011, respectively.  The Company had accounts receivable from customer #3 of $1,323,000 and $359,000 at August 26, 2012 and August 28, 2011, respectively.  Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with these customers.

9.             EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Net Income	$1,473,362	$899,423	$637,493
Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,849,066	2,825,921	2,801,210

Effect of dilutive securities; employee and non-employee options	53,837	51,143	-

Dilutive common shares; denominator for diluted earnings per share	2,902,903	2,877,064	2,801,210

Basic earnings (loss) per share	$.52	$.32	$.23

Dilutive earnings (loss) per share	$.51	$.31	$.23

10.           OTHER ASSETS

Goodwill consists of costs resulting from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

11.           SUBSEQUENT EVENT

In August 2012, the Company announced that it was expanding its Monticello, Minnesota facility.  The 47,000 square foot expansion would roughly double the amount of manufacturing space the Company has and would increase the total facility size to approximately 107,000 square feet.  The Company expects the expansion to cost approximately $3.5 million and to be completed early in calendar year 2013.  Funding for the expansion is anticipated to come from available cash and debt.