Form 10-Q
period 2012-11-25
WSI INDUSTRIES, INC.
filed 2013-01-07
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,903,889 shares of common stock were outstanding as of December 28, 2012.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION:		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets November 25, 2012 and August 26, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Income Thirteen weeks ended November 25, 2012 and November 27, 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirteen weeks ended November 25, 2012 and November 27, 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8 - 9

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	10

Item 6.	Exhibits	11

Signatures		11

Part I.      Financial Information

Item I.  Financial Statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	November 25, 2012	August 26, 2012

Current Assets:
Cash and cash equivalents	$2,465,043	$2,911,961
Accounts receivable	4,186,596	5,198,987
Inventories	3,569,554	2,920,390
Prepaid and other current assets	233,105	218,632
Deferred tax assets	146,692	140,843
Total Current Assets	10,600,990	11,390,813

Property, Plant and Equipment – Net	10,333,867	9,314,826

Goodwill and other assets, net	2,368,452	2,368,452

Total Assets	$23,303,309	$23,074,091

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,320,918	$2,345,709
Accrued compensation and employee withholdings	530,927	916,210
Other accrued expenses	280,118	335,071
Current portion of long-term debt	1,447,610	1,377,295
Total Current Liabilities	4,579,573	4,974,285

Long-term debt, less current portion	5,546,304	5,462,854

Deferred tax liabilities	1,212,635	970,252

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,903,889 and 2,913,412 shares, respectively	290,388	291,341
Capital in excess of par value	3,142,754	3,306,235
Deferred compensation	(124,013)	(270,257)
Retained earnings	8,655,668	8,339,381
Total Stockholders’ Equity	11,964,797	11,666,700
Total Liabilities and Stockholders’ Equity	$23,303,309	$23,074,091

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
	November 25, 2012	November 27, 2011

Net sales	$8,583,739	$5,986,941

Cost of products sold	7,101,774	5,059,171

Gross margin	1,481,965	927,770

Selling and administrative expense	727,849	690,174
Interest and other income	(1,431)	(2,198)
Interest and other expense	81,461	75,453
Earnings from operations before income taxes	674,086	164,341

Income taxes	242,671	59,162

Net income	$431,415	$105,179

Basic earnings per share	$.15	$.04

Diluted earnings per share	$.15	$.04

Cash dividend per share	$.04	$.04

Weighted average number of common shares outstanding, basic	2,868,953	2,837,555

Weighted average number of common shares outstanding, diluted	2,947,873	2,897,525

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
	November 25, 2012	November 27, 2011

Cash Flows From Operating Activities:
Net income	$431,415	$105,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	426,624	327,665
Deferred taxes	232,671	44,522
Stock option compensation expense	42,975	39,747
Changes in assets and liabilities:
Decrease in accounts receivable	1,012,391	375,820
Increase in inventories	(649,164)	(271,076)
Decrease (increase) in prepaid expenses	(14,473)	63,098
Decrease in accounts payable and accrued expenses	(522,328)	(160,812)
Net cash provided by operations	960,111	524,143

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(937,579)	(205,156)
Net cash used in investing activities	(937,579)	(205,156)

Cash Flows From Financing Activities:
Payments of long-term debt	(354,321)	(270,419)
Dividends paid	(115,129)	(113,564)

Net cash used in financing activities	(469,450)	(383,983)

Net Decrease In Cash And Cash Equivalents	(446,918)	(64,996)

Cash And Cash Equivalents At Beginning Of Year	2,911,961	2,920,078

Cash And Cash Equivalents At End Of Reporting Period	$2,465,043	$2,855,082

Supplemental cash flow information:
Cash paid during the period for:
Interest	$81,626	$75,453
Payroll withholding taxes in cashless stock option exercise	$61,164	$6,513
Income taxes	$10,000	$11,000
Non-cash investing and financing activities:
Acquisition of equipment through loans	$508,086	$1,378,958

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of November 25, 2012, the condensed consolidated statements of income for the thirteen weeks ended November 25, 2012 and November 27, 2011 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 26, 2012 is derived from the audited consolidated balance sheet as of that date.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 26, 2012.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.             INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 25, 2012	August 26, 2012

Raw material	$948,280	$900,474
WIP	1,769,807	1,396,217
Finished goods	851,467	623,699
	$3,569,554	$2,920,390

3.             OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 25, 2012 and August 26, 2012 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.             LONG-TERM DEBT

During the quarter ended November 25, 2012, the Company entered into one debt agreement for a total of approximately $508,000 in connection with the acquisition of machinery and equipment.  The debt agreement requires monthly payments, carries an interest rate of approximately 3.3% and is secured by the related asset acquired and matures in 2019.

5.             PROPERTY

In August 2012, the Company announced that it was expanding its Monticello, Minnesota facility.  The 47,000 square foot expansion would roughly double the amount of manufacturing space the Company has and would increase the total facility size to approximately 107,000 square feet.  The Company expects the expansion to cost approximately $3.5 million and to be completed early in calendar year 2013.  Funding for the expansion is anticipated to come from available cash and debt.  During the quarter ended November 25, 2012, the Company incurred approximately $871,000 of cost related to the building expansion which was funded out of the Company’s available cash.

6.             EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 25, 2012	November 27, 2011

Numerator for earnings per share:
Net income	$431,415	$105,179

Denominator:
Denominator for basic earnings per share - weighted average shares	2,868,953	2,837,555

Effect of dilutive securities:
Employee and non-employee options	78,920	59,970

Dilutive common shares
Denominator for diluted earnings per share	2,947,873	2,897,525

Basic earnings per share	$.15	$.04

Diluted earnings per share	$.15	$.04

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

The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 26, 2012.  Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Results of Operations:

Net sales were $8,584,000 for the first quarter of fiscal year 2013 ending November 25, 2012, a 43% increase from the same period of the prior year.  Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
	November 25, 2012	Percent of Total Sales	November 27, 2011	Percent of Total Sales	Dollar Percent Change

ATV & Motorcycle	$5,041,000	59%	$3,645,000	61%	38%
Energy	2,924,000	34%	1,823,000	30%	60%
Aerospace, Defense & Other	619,000	7%	519,000	9%	19%
Total Sales	$8,584,000	100%	$5,987,000	100%	43%

Sales from the Company’s ATV and motorcycle markets increased 38% in the fiscal 2013 first quarter as compared to the prior year’s first quarter.  The Company experienced increases in demand from its primary customer across all product lines.

Sales from the Company’s energy business for the fiscal first quarter of 2013 increased by 60% versus the prior year’s first quarter.  The increase in sales comes largely from an increase in the shale fracturing segment of our energy business which was in a start-up phase in the prior year quarter.  The Company also experienced a sales increase in its existing blow-out protection product lines which the Company believes to be a general increase in demand that occurred in the fiscal 2013 first quarter.  The Company has experienced some softening in demand in its energy business and expects to see some near term impact of this softening in fiscal 2013.

Sales from the Company’s aerospace, defense and other markets increased in the Company’s fiscal first quarter of 2013 by 19% as compared to the fiscal first quarter of 2012.  The increase is attributable to demand increases in the Company’s aerospace business.

Gross margin increased to 17.3% of net sales for the quarter ending November 25, 2012 as compared to 15.5% of net sales for the quarter ending November 27, 2011.  The increase is due in large measure to fiscal 2012 first quarter start-up costs in the Company’s shale fracturing business.  The Company incurred start-up costs related to this business during the first two quarters of fiscal 2012.  Gross margin also improved in the fiscal 2013 first quarter from volume efficiencies.

Selling and administrative expense was $728,000 in the fiscal 2013 first quarter as opposed to $690,000 for the prior year first quarter.  The increase is primarily attributable to higher compensation costs.

Interest expense in the first quarter of fiscal 2013 was $81,000 as compared to $75,000 in first quarter of fiscal 2012.  The increase was due to an increase in overall debt related to purchases of machinery and equipment.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter ended November 25, 2012 and November 27, 2011, respectively.

Liquidity and Capital Resources:

On November 25, 2012, working capital was $6,021,000 which was a $395,000 decrease as compared to $6,416,000 at August 26, 2012. The decrease was due primarily to using cash for the building expansion until permanent financing is in place.  The ratio of current assets to current liabilities of 2.31 to 1.0 at November 25, 2012 was slightly higher than the 2.29 to 1.0 ratio at August 26, 2012.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months.  The Company’s line of credit expires February 1, 2013; however, the Company expects that the line of credit will be renewed in addition to a new mortgage that will incorporate the Company’s new building expansion.  There can be no assurance that the line of credit will be renewed or a new mortgage agreement will be reached.  There is also no assurance that if the line of credit is renewed, that the material terms (such as availability and interest rate) will be the same as the Company’s current line of credit.  No amounts have been borrowed under the line of credit which carries an interest rate at LIBOR plus 3.0% while the interest rate on the Company’s existing mortgage is at 4.38%.

Cautionary Statement:

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the year ended August 26, 2012, as well as other filings the Company makes with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 25, 2012 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.

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

WSI INDUSTRIES, INC.

Date:	January 7, 2013	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date:	January 7, 2013	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO