Form 10-Q/A
period 2012-11-25
WSI INDUSTRIES, INC.
filed 2013-01-08
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to WSI Industries, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2012, filed with the Securities and Exchange Commission on January 8, 2013  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

A.           The following exhibits are included herein:

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 32*	Certification pursuant to 18 U.S.C. §1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*  These exhibits were previously included or incorporated by reference in WSI Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2012, filed with the Securities and Exchange Commission on January 7, 2013.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WSI INDUSTRIES, INC.

Date: January 8, 2013	By:	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: January 8, 2013	By:	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

3