Form 10-Q
period 2013-02-24
WSI INDUSTRIES, INC.
filed 2013-03-26
CIK 104897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,903,560 shares of common stock were outstanding as of March 22, 2013.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets February 24, 2013 and August 26, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Income Thirteen and Twenty-Six weeks ended February 24, 2013 and February 26, 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Twenty-Six weeks ended February 24, 2013 and February 26, 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 4.	Controls and Procedures	10 - 11

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	11

Item 6.	Exhibits	11

Signatures		12

Part 1.   Financial Information

Item 1.  Financial Statements

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 24, 2013	August 26, 2012
Assets

Current Assets:
Cash and cash equivalents	$2,587,049	$2,911,961
Accounts receivable	3,963,950	5,198,987
Inventories	3,664,267	2,920,390
Prepaid and other current assets	278,036	218,632
Deferred tax assets	135,418	140,843
Total Current Assets	10,628,720	11,390,813

Property, Plant and Equipment – Net	11,898,872	9,314,826

Goodwill and other assets, net	2,368,452	2,368,452

Total Assets	$24,896,044	$23,074,091

Liabilities and Stockholders’ Equity

Current Liabilities:
Revolving line of credit	$2,500,000	$-
Trade accounts payable	1,846,961	2,345,709
Accrued compensation and employee withholdings	478,110	916,210
Other accrued expenses	240,936	335,071
Current portion of long-term debt	1,455,879	1,377,295
Total Current Liabilities	6,521,886	4,974,285

Long-term debt, less current portion	5,179,033	5,462,854

Deferred tax liabilities	1,187,427	970,252

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,903,560 and 2,913,412 shares, respectively	290,355	291,341
Capital in excess of par value	3,197,846	3,306,235
Deferred compensation	(76,379)	(270,257)
Retained earnings	8,595,876	8,339,381
Total Stockholders’ Equity	12,007,698	11,666,700
Total Liabilities and Stockholders’ Equity	$24,896,044	$23,074,091

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012

Net sales	$7,178,389	$7,020,980	$15,762,129	$13,007,920

Cost of products sold	6,406,388	5,973,811	13,508,162	11,032,981

Gross margin	772,001	1,047,169	2,253,967	1,974,939

Selling and administrative expense	604,476	710,667	1,332,325	1,400,841
Interest and other income	(497)	(10,520)	(1,928)	(12,718)
Interest expense	80,896	80,194	162,358	155,647

Income before income taxes	87,126	266,828	761,212	431,169

Income taxes	31,365	96,059	274,036	155,221

Net income	$55,761	$170,769	$487,176	$275,948

Basic earnings per share	$.02	$.06	$.17	$.10

Diluted earnings per share	$.02	$.06	$.17	$.10

Cash dividend per share	$.04	$.04	$.08	$.08

Weighted average number of common shares outstanding, basic	2,884,061	2,848,143	2,876,507	2,842,849

Weighted average number of common shares outstanding, diluted	2,938,748	2,891,376	2,943,310	2,894,451

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
	February 24, 2013	February 26, 2012
Cash Flows From Operating Activities:
Net income	$487,176	$275,948
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	859,506	693,702
Net tax benefits related to share based compensation	(43,853)	-
Deferred taxes	262,688	140,581
Stock option compensation expense	107,862	89,521
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,235,037	(694,249)
Increase in inventories	(743,877)	(533,664)
Increase in prepaid and other current assets	(59,404)	(242,055)
(Increase) decrease in accounts payable and accrued expenses	(1,115,989)	135,831
Net cash provided by (used in) operations	989,146	(134,385)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(2,935,466)	(306,361)
Net cash used in investing activities	(2,935,466)	(306,361)

Cash Flows From Financing Activities:
Payments of long-term debt	(713,323)	(573,716)
Net borrowings on revolving line of credit	2,500,000	-
Net tax benefits related to share based compensation	43,853	-
Issuance of common stock	21,560	-
Dividends paid	(230,682)	(227,735)
Net cash provided by (used in) financing activities	1,621,408	(801,451)

Net Decrease In Cash And Cash Equivalents	(324,912)	(1,242,197)

Cash And Cash Equivalents At Beginning Of Year	2,911,961	2,920,078

Cash And Cash Equivalents At End Of Reporting Period	$2,587,049	$1,677,881

Supplemental cash flow information:
Cash paid during the period for:
Interest	$162,523	$156,079
Income taxes	$11,348	$11,000
Payroll withholding taxes in cashless stock option exercise	$88,771	$35,810
Non cash investing and financing activities:
Acquisition of equipment through financing	$508,086	$1,762,373

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of February 24, 2013, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 24, 2013 and February 26, 2012 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.             INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	February 24, 2013	August 26, 2012

Raw material	$1,171,572	$900,474
WIP	1,496,735	1,396,217
Finished goods	995,960	623,699
	$3,664,267	$2,920,390

3.             GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at February 24, 2013 and August 26, 2012 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.             PROPERTY, PLANT AND EQUIPMENT

In August 2012, the Company announced that it was expanding its Monticello, Minnesota facility.  The 47,000 square foot expansion would roughly double the amount of manufacturing space the Company has and would increase the total facility size to approximately 107,000 square feet.  The Company expects the expansion to cost approximately $3.6 million and to be put in service with depreciation commencing in the fiscal 2013 third quarter.  Funding for the expansion is anticipated to come from available cash and debt.  During the quarter ended February 24, 2013, the Company incurred approximately $2.8 million of cost related to the building expansion which was funded out of the Company’s available cash and its revolving line of credit.

5.             DEBT AND LINE OF CREDIT:

During the quarter ended February 24, 2013, the Company renewed and modified its Revolving Line of Credit with its bank.  Under the agreement the Company can borrow up to $3 million through May 31, 2013 at which time the maximum amount that can be borrowed will be reduced to $1 million.  The agreement expires on February 1, 2014, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%.  The agreement also contains restrictive provisions requiring a minimum net worth and current ratio, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio.  At February 24, 2013, the Company was in compliance with these provisions.

As of February 24, 2013 the Company had borrowed $2.5 million against the revolving line of credit.  It is the Company’s anticipation that it will use the line of credit to supplement its own cash while the building addition is in progress and then payoff any balance on the line of credit at the completion of the building addition with a new mortgage that will encompass the existing as well as the new building addition.

6.           EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Numerator for basic and diluted earnings per share:
Net income	$55,761	$170,769	$487,176	$275,948

Denominator
Denominator for basic earnings per share – weighted average shares	2,884,061	2,848,143	2,876,507	2,842,849

Effect of dilutive securities:
Employee and non-employee options	54,687	43,233	66,803	51,602

Dilutive common shares
Denominator for diluted earnings per share	2,938,748	2,891,376	2,943,310	2,894,451

Basic earnings per share	$.02	$.06	$.17	$.10

Diluted earnings per share	$.02	$.06	$.17	$.10

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

Results of Operations:

Net sales were $7,178,000 for the thirteen weeks ending February 24, 2013, an increase of 2% or $157,000 from the same period of the prior year.  Year-to-date sales in fiscal 2013 are $15,762,000 compared to $13,008,000 in the prior year which equates to a 21% increase.  Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	February	of Total	February	of Total	Percent	February	of Total	February	of Total	Percent
	24, 2013	Sales	26, 2012	Sales	Change	24, 2013	Sales	26, 2012	Sales	Change
ATV & Motorcycle	$4,685,000	65%	$4,531,000	64%	3%	$9,726,000	62%	$8,176,000	63%	19%
Energy	1,893,000	26%	2,014,000	29%	-6%	4,818,000	30%	3,837,000	29%	26%
Aerospace, Defense & Other	600,000	9%	476,000	7%	26%	1,218,000	8%	995,000	8%	22%
Total Sales	$7,178,000	100%	$7,021,000	100%	2%	$15,762,000	100%	$13,008,000	100%	21%

The Company also measures its relative levels of business from a value add sales perspective.  The Company defines value add sales as net sales, less the cost of material and the cost of outside service content of the parts sold to its customers.  By this definition, value add sales are then the net value of its machining services that we provide to our customers.

The cost of material and outside services can vary widely.  In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer.  In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value.  The mix of product sold, product with consigned material versus product with purchased material content, can have large impacts in the end level of net sales in any given quarter or year.  In the Company’s second quarter ended February 24, 2013, the Company’s net sales rose 2% versus the prior year quarter, but from a value add sales perspective, the Company’s value add sales actually decreased.  However, value add sales for the year-to-date period ended February 24, 2013 were up versus the prior year.

Sales from the Company’s ATV and Motorcycle markets were up 3% for the fiscal 2013 second quarter as compared to the prior year quarter.  Sales levels across product lines were mixed during the second quarter with some products experiencing demand increases while other lines experienced a decrease.  The Company believes that the decreases in one sector of the Company’s product line were mostly due to its primary customer actually increasing its demand in the Company’s fiscal 2013 first quarter for those products.  Year-to-date sales for the ATV and Motorcycle markets were up 19% as compared to the prior year as demand generally increased along all product lines.

Sales from the Company’s energy business for the fiscal second quarter were lower by 6% over the prior year’s second quarter as sales generally softened across all product lines during the quarter.  Year-to-date sales as of February 24, 2013 were up by 26% as a strong fiscal 2013 first quarter in the Company’s shale fracturing business overcame the weakness in the fiscal second quarter.

Sales from the Company’s aerospace, defense and other markets were up 26% and 22% for the fiscal 2012 second quarter and year-to-date periods, respectively over the prior year.  The increases are primarily attributable to increases in demand in the aerospace market.

Gross margin in the fiscal 2013 second quarter decreased to 11% from 15% in the prior year quarter. Gross margin was negatively affected by the decrease in value add sales outlined previously combined with a higher level of fixed cost in fiscal 2013.  Year-to-date gross margin in fiscal 2013 was 14%, which was a decrease over the prior year-to-date gross margin of 15%.  The year-to-date margin decrease is due to the lower margins that occurred in the fiscal second quarter downwardly affecting the full year margin percentages.

Selling and administrative expense of $604,000 for the quarter ending February 24, 2013 was $106,000 lower than in the prior year period due primarily to lower compensation expense.  Year-to-date selling and administrative expense of $1,332,000 was $69,000 lower than the comparable prior year period due primarily to the same reason.

Interest expense in the second quarter of fiscal 2013 was $81,000, which was comparable to the second quarter of fiscal 2012 amount of $80,000.  Year-to-date interest expense was higher than the prior year-to-date amount by $7,000.  The higher interest costs are a result of the overall higher level of long-term debt offset by a lower overall effective interest rate of that debt.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended February 24, 2013 and February 26, 2012.

Liquidity and Capital Resources:

On February 24, 2013 working capital was $4,107,000 as compared to $6,417,000 at August 26, 2012.  The ratio of current assets to current liabilities at February 24, 2013 was 1.63 to 1.0 compared to 2.29 to 1.0 at August 26, 2012.  The decrease in these measures is a result of cash and the Company’s revolving line of credit being used to fund the Company’s building addition.  To date, $2.8 million has been used to pay for costs related to the building addition.

During the quarter ended February 24, 2013, the Company renewed and modified its Revolving Line of Credit with its bank.  Under the agreement the Company can borrow up to $3 million through May 31, 2013 at which time the maximum amount that can be borrowed will be reduced to $1 million.  The agreement expires on February 1, 2014, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%.  The agreement also contains restrictive provisions requiring a minimum net worth and current ratio, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio.  At February 24, 2013, the Company was in compliance with these provisions.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months.  As of February 24, 2013 the Company had borrowed $2.5 million against the revolving line of credit.  It is the Company’s anticipation that it will use the line of credit to supplement its own cash while their building addition is in progress and then payoff any balance on the line of credit at the completion of the building addition with a new mortgage that will encompass the existing as well as the new building addition.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 24, 2013 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company’s reduction in staff during the quarter ended May 31, 2009.

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

WSI INDUSTRIES, INC.

Date: March 26, 2013	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: March 26, 2013	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO