Form 10-Q
period 2013-05-26
WSI INDUSTRIES, INC.
filed 2013-07-02
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,904,579 shares of common stock were outstanding as of July 2, 2013.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX.

		Page No

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets May 26, 2013 and August 26, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Operations Thirteen and Thirty-nine weeks ended May 26, 2013 and May 27, 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirty-nine weeks ended May 26, 2013 and May 27, 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 4.	Controls and Procedures	10-11

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	11

Item 6.	Exhibits	11

Signatures		12

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 26, 2013	August 26, 2012
Assets

Current Assets:
Cash and cash equivalents	$2,538,514	$2,911,961
Accounts receivable	4,580,236	5,198,987
Inventories	3,127,086	2,920,390
Prepaid and other current assets	400,269	218,632
Deferred tax assets	132,552	140,843
Total Current Assets	10,778,657	11,390,813

Property, Plant and Equipment ,net	13,728,959	9,314,826

Goodwill and other assets, net	2,388,170	2,368,452

	$26,895,786	$23,074,091

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,019,228	$2,345,709
Accrued compensation and employee withholdings	425,940	916,210
Other accrued expenses	150,839	335,071
Current portion of long-term debt	1,745,972	1,377,295
Total Current Liabilities	4,341,979	4,974,285

Long-term debt, less current portion	9,236,270	5,462,854

Deferred tax liabilities	1,239,590	970,252

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,903,763 and 2,913,412 shares, respectively	290,376	291,341
Capital in excess of par value	3,278,984	3,306,235
Deferred compensation	(77,511)	(270,257)
Retained earnings	8,586,098	8,339,381
Total Stockholders’ Equity	12,077,947	11,666,700
	$26,895,786	$23,074,091

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 weeks ended		39 weeks ended
	May 26, 2013	May 27, 2012	May 26, 2013	May 27, 2012
Net sales	$9,169,126	$9,482,749	$24,931,254	$22,490,669

Cost of products sold	8,240,751	7,560,784	21,748,913	18,593,765

Gross margin	928,375	1,921,965	3,182,341	3,896,904

Selling and administrative expense	688,688	909,427	2,021,014	2,310,269
Interest and other income	(6,214)	(932)	(8,143)	(13,651)
Interest expense	80,610	79,698	242,967	235,345
Income before income taxes	165,291	933,772	926,503	1,364,941

Income taxes	59,505	336,158	333,541	491,379

Net income	$105,786	$597,614	$592,962	$873,562

Basic earnings per share	$0.04	$0.21	$0.21	$0.31

Diluted earnings per share	$0.04	$0.21	$.20	$.30

Cash dividend per share	$0.04	$0.04	$0.12	$0.12

Weighted average number of common shares outstanding, basic	2,889,095	2,854,266	2,880,703	2,846,655

Weighted average number of common shares outstanding, diluted	2,941,653	2,906,625	2,942,758	2,899,563

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 weeks ended
	May 26, 2013	May 27, 2012
Cash Flows From Operating Activities:
Net income	$592,962	$873,562
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,316,696	1,063,923
Amortization	335	-
Gain on sale of equipment	(6,101)	-
Net tax benefits related to share-based compensation	(43,853)	-
Deferred taxes	312,798	484,717
Stock option compensation expense	187,889	147,544
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	618,751	(1,937,381)
Increase in inventories	(206,696)	(804,978)
Increase in prepaid expenses	(181,637)	(615,002)
(Decrease) increase in accounts payable and accrued expenses	(1,081,070)	632,061
Net cash provided by (used in) operations	1,510,074	(155,554)

Cash Flows From Investing Activities:
Proceeds from sale of equipment	6,101	-
Purchase of property, plant and equipment	(3,663,017)	(467,080)
Net cash used in investing activities	(3,656,916)	(467,080)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	3,148,569	-
Payments of long-term debt	(1,074,288)	(877,020)
Issuance of common stock	21,560	-
Net tax benefits related to share-based compensation	43,853	-
Deferred financing costs	(20,053)	-
Dividends paid	(346,246)	(341,905)
Net cash provided by (used in) financing activities	1,773,395	(1,218,925)

Net Decrease In Cash And Cash Equivalents	(373,447)	(1,841,559)

Cash And Cash Equivalents At Beginning Of Year	2,911,961	2,920,078

Cash And Cash Equivalents At End Of Reporting Period	$2,538,514	$1,078,519

Supplemental cash flow information:
Cash paid during the period for:
Interest	$233,092	$235,777
Income taxes	$20,742	$16,978
Payroll withholding taxes in cashless stock option exercise	$88,771	$35,810
Non-cash investing and financing activities:
Acquisition of machinery through financing	$2,067,812	$1,985,921

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            CONDENSED Consolidated Financial Statements:

The condensed consolidated balance sheet as of May 26, 2013, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 26, 2013 and May 27, 2012 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 26, 2012 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 annual report to shareholders on Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.             INVENTORIES:

                 Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 26, 2013	August 26, 2012

Raw material	$1,345,672	$900,474
WIP	910,660	1,396,217
Finished goods	870,754	623,699
	$3,127,086	$2,920,390

The Company did not dispose of any significant obsolete inventory during the quarter ended May 26, 2013 and therefore there was no material effect on gross margin from any dispositions.

3.             Goodwill And Intangible Assets:

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at May 26, 2013 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $19,718 (net of accumulated amortization of $335) incurred in connection with the mortgage discussed in Note 5.

4.            PROPERTY, PLANT AND EQUIPMENT

In August 2012, the Company announced that it was expanding its Monticello, Minnesota facility. The 47,000 square foot expansion would roughly double the amount of manufacturing space the Company has and would increase the total facility size to approximately 107,000 square feet. The Company expects the expansion to cost approximately $3.6 million. During the Company’s fiscal 2013 third quarter, the majority of the expansion was completed and put in service. The remaining items to be completed are primarily cosmetic in nature that required the frost being out of the ground. It is expected that these items will be finished in the Company’s fiscal 2013 fourth quarter.

5.              DEBT:

During the quarter ended May 26, 2013, the Company entered into a new mortgage agreement with its bank. The mortgage was for $4.2 million, carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018. The new mortgage satisfied the existing mortgage of $1.1 and provided the Company $3.1 million to use toward its building expansion project. The mortgage is secured by all assets of the Company.

Also during the quarter ending May 26, 2013, the Company entered into an Interim Financing Agreement with its bank for $3.15 million. The Agreement expires July 21, 2013 and carries an interest rate based on the 30 day LIBOR rate plus 2%. The Agreement provides financing for eight new pieces of equipment that were delivered to the Company at various points during the fiscal 2013 third quarter. At May 26, 2013, the Interim Funding Agreement had a balance of $1,560,000.

Subsequent to the end of the quarter ending May 26, 2013, the Company entered into a long term debt agreement with its bank to finance the eight pieces of equipment. The agreement is for $3.1 million, carries an interest rate of 3.54%, requires monthly payments of $41,981 based on a seven year amortization schedule and is secured by the equipment. With the closing of this debt agreement, the Company has classified approximately $200,000 of the $1,560,000 balance of the Interim Funding Agreement in current liabilities with the remainder classified as long-term debt.

6.              EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26,	May 27,	May 26,	May 27,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$105,786	$597,614	$592,962	$873,562

Denominator
Denominator for basic earnings per share – weighted average shares	2,889,095	2,854,266	2,880,703	2,846,655

Effect of dilutive securities:
Employee and non-employee options	52,558	52,359	62,055	52,908

Dilutive common shares
Denominator for diluted earnings per share	2,941,653	2,906,625	2,942,758	2,899,563

Basic earnings per share	$0.04	$0.21	$0.21	$0.31

Diluted earnings per share	$0.04	$0.21	$.20	$.30

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

Results of Operations:

Net sales were $9,169,000 for the quarter ended May 26, 2013 compared to $9,483,000 in the same period of the prior year, a decrease of 3%. Year-to-date sales for the first three quarters of fiscal 2013 were $24,931,000 compared to $22,491,000 in the prior year, an increase of 11%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	May 26,	of Total	May 27,	of Total	Percent	May 26,	of Total	May 27,	of Total	Percent
	2013	Sales	2012	Sales	Change	2013	Sales	2012	Sales	Change
Recreational
Vehicles	$7,109,000	77%	$5,731,000	60%	24%	$16,834,000	67%	$13,907,000	62%	21%
Energy	1,358,000	15%	3,236,000	34%	-58%	6,176,000	25%	7,073,000	31%	-13%
Aerospace Defense & Other	702,000	8%	516,000	6%	36%	1,921,000	8%	1,511,000	7%	27%
Total Sales	$9,169,000	100%	$9,483,000	100%	-3%	$24,931,000	100%	$22,491,000	100%	11%

The Company also measures its relative levels of business from a value add sales perspective. The Company defines value add sales as net sales, less the cost of material and the cost of outside service content of the parts sold to its customers. By this definition, value add sales are then the net value of its machining services that we provide to our customers.

The cost of material and outside services can vary widely. In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer. In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value. The mix of product sold, product with consigned material versus product with purchased material content, can have large impacts in the end level of net sales and gross margin in any given quarter or year. In the Company’s third quarter ended May 26, 2013, the Company’s net sales decreased 3% versus the prior year quarter, but from a value add sales perspective, the Company’s value add sales decreased by a much larger percentage. Value add sales for the year-to-date period ended May 26, 2013 are also down versus the prior year.

The Company’s sales from its recreational vehicle market were up 24% for the fiscal 2013 third quarter as compared to the prior year quarter and its year-to-date sales were up 21%. Sales increases for the fiscal 2013 third quarter and year-to-date arose from increased demand across all product lines from the Company’s largest customer as well as the substitution of newer product lines with higher per unit prices in replacement of product lines being phased out.

Sales from the Company’s energy business for the fiscal 2013 third quarter and year-to-date periods decreased by 58% and 13%, respectively. The Company’s fiscal third quarter’s sales decrease was driven by across the board reductions in customer requirements in both the Company’s shale fracturing and oilfield equipment business. Year-to-date sales also decreased for the same reasons.

Sales from the Company’s aerospace, defense and other markets increased year over year in the Company’s fiscal 2013 third quarter by 36%. Year-to-date sales increased by 27%. The increases are primarily attributable to increases in customer demand in the aerospace market.

Gross margin decreased to 10% for the quarter ended May 26, 2013 versus 20% in the prior year period. Gross margin was negatively impacted by volume decreases in value add sales along with inefficiencies caused by new program start-up, and a higher level of fixed costs in fiscal 2013 than 2012. Year-to-date gross margins decreased to 13% versus 17% in the prior year-to-date period. The year-to-date margin decrease is due to the lower margins that occurred in the fiscal second and third quarters negatively affecting the full year margin percentages.

Selling and administrative expense was $689,000 for the quarter ended May 26, 2013 versus $909,000 in the prior year quarter. Year-to-date selling and administrative expense of $2,021,000 was $289,000 lower than the comparable prior year period. The quarterly and year-to-date decreases are due primarily to decreased incentive compensation and accrued profit sharing.

Interest expense in the third quarter of fiscal 2013 was $81,000 as compared to $80,000 in the prior year quarter. Year-to-date interest expense for fiscal 2013 was $243,000 versus $235,000 in the prior year. The increase in interest expense is due to the offsetting factors of a higher overall level of debt offset by lower borrowing costs.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended May 26, 2013 and May 27, 2012, respectively.

Liquidity and Capital Resources

On May 26, 2013 working capital was $6,437,000 as compared to $6,417,000 at August 26, 2012. The ratio of current assets to current liabilities at May 26, 2013 was 2.48 to 1.0 compared to 2.29 to 1.0 at August 26, 2012.

During the quarter ended May 26, 2013, the Company entered into a new mortgage agreement with its bank. The new mortgage satisfied the existing mortgage of $1.1 and provided the Company $3.1 million to use toward its building expansion project. In addition, the Company paid off its revolving line of credit of $2.5 million that had been incurred during the Company’s fiscal 2013 second quarter. The Company’s cash balance of $2.5 million is down from the August 26, 2012 balance of $2.9 million, with cash generated from operations of $1.5 million used to make long-term debt principal payments, as well as dividends and equipment purchases made with cash.

Also during the quarter ending May 26, 2013, the Company entered into an Interim Financing Agreement with its bank for $3.15 million. The Agreement expires July 21, 2013 and carries an interest rate based on the 30 day LIBOR rate plus 2%. The Agreement provides financing for eight new pieces of equipment that were delivered to the Company at various points during the fiscal 2013 third quarter. At May 26, 2013, the Interim Funding Agreement had a balance of $1,560,000.

Subsequent to the end of the quarter ending May 26, 2013, the Company entered into a long term debt agreement with its bank to finance the eight pieces of equipment. The agreement is for $3.1 million, carries an interest rate of 3.54%, requires monthly payments of $41,981 based on a seven year amortization schedule and is secured by the equipment. With the closing of this debt agreement, the Company has classified approximately $200,000 of the $1,560,000 balance of the Interim Funding Agreement in current liabilities with the remainder classified as long-term debt.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. At May 26, 2013, the Company had a $1 million line of credit with its bank that had a balance of $0.

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

Item 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 26, 2013 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting in the areas of segregation of duties and adequacy of personnel as a result of the Company's reduction in staff during the quarter ended May 31, 2009.

The Company is currently analyzing how to remediate this material weakness and the corresponding deficiency in disclosure controls. It will continue to rely on our remaining staff and historic oversight of management to provide reasonable assurances regarding the reliability of our financial reporting.

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

WSI INDUSTRIES, INC.

Date: July 2, 2013	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & Chief Executive Officer

Date: July 2, 2013	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO