Form 10-K
period 2013-08-25
WSI INDUSTRIES, INC.
filed 2013-10-24
CIK 104897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 25, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 22, 2013 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $18,978,000 based upon the closing sale price on that date of $6.77 as reported by The NASDAQ Capital Market. The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of October 15, 2013 was 2,906,544.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on December 18, 2013, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.     Description of Business.

WSI Industries, Inc. (the “Company”) makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These reports can be obtained by contacting the Company through its website at www.wsiindustries.com.

Overview

The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portions of Company revenues are derived from machining work for the aerospace/avionics/defense industries, recreational powersports vehicles (ATV and motorcycle) markets, firearms industry, energy industry and bioscience industry.

Contract manufacturing constitutes the Company's entire business.

Products and Services

The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials both purchased by the Company as well as being supplied by our customer.

Sales and Marketing

The Company experienced significant increases in sales in fiscal 2011 and 2012 with fiscal 2011 experiencing a 33% increase over the prior year, and fiscal 2012 realizing a 30% increase on top of fiscal 2011. The fiscal 2011 sales increase came in large part from increases in the Company’s recreational powersports vehicle market which increased 39% over the prior year. In fiscal 2011, the Company also realized a 27% increase in its sales to the energy industry. In fiscal 2012, the Company experienced increased sales in its recreational vehicle market of 19% and a 78% increase in its energy business offsetting smaller declines in other portions of the Company’s business. Fiscal 2013 sales increased at a smaller level than the two preceding years with a sales growth of 5% over fiscal 2012 with increases in the recreational powersports market and aerospace and defense markets offset by a decline in the energy sector. Sales to the recreational powersports vehicle market totaled approximately 70%, 62% and 68% of total sales in fiscal 2013, 2012 and 2011, respectively. Sales to the energy industry totaled approximately 22%, 31% and 23% of sales in fiscal 2013, 2012 and 2011, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 6%, 5% and 8% of total sales in fiscal 2013, 2012 and 2011, respectively. Sales to the bioscience and other industries amounted to approximately 1% - 2% of total sales in each of fiscal years 2011 – 2013.

The Company also measures its relative levels of business from a value add sales perspective. The Company defines value add sales as net sales less the cost of material value and the cost of outside service content of the material sold to the customer. The cost of material and outside services can vary widely. In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer. In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value. Due to these differences, the Company also measures market composition by value add sales. In fiscal 2013, the recreational vehicle market represented 51% of value add sales, the energy business 36%, and the aerospace/avionics/defense business 11% of value add sales. In fiscal 2012, the recreational vehicle market represented 41% of value add sales, the energy business 50%, and the aerospace/avionics/defense business 7% of value add sales.

The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

Customers

Sales were made to Polaris Industries, Inc. and related entities in the amount of $23,695,000, or 70% of total Company revenues, in fiscal 2013. The Company also had sales of $3,583,000 to FMC Technologies or approximately 11% of total Company revenues in fiscal 2013.

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

Employees

At August 25, 2013, the Company had 85 full-time employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

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

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2013, 2012 and 2011, one customer in the recreational vehicle market accounted for 70%, 62% and 67% of our revenue, respectively. In addition, in fiscal years 2013, 2012 and 2011, the Company had two customers in the energy industry accounting for 19%, 31%, and 23% of our sales, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers it could have an adverse effect on our results from operations.

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

Complying with securities laws and regulations is costly for us. Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations promulgated by the SEC and Nasdaq, are creating particular challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting have required, and will continue to require, the expenditure of significant financial and managerial resources. In addition to Sarbanes-Oxley, we also have been and will continue to be required to expend financial and managerial resources to comply with the SEC requirement that mandates that our quarterly and yearly filings with them be in an XBRL readable format.

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. In fiscal 2008, the Company commenced an addition to its facility and with its completion in early fiscal 2009 the addition added 12,500 square feet of manufacturing space. In August 2012, the Company announced a second expansion of 47,000 square feet which roughly doubled the amount of manufacturing space the Company had and increased the total facility size to approximately 107,000 square feet. The expansion was completed in the Company’s fiscal 2013 fourth quarter and cost approximately $3.8 million which was paid for by a combination of cash on hand and a new mortgage agreement with its bank which was finalized in May 2013.

The new mortgage with its bank was for $4.2 million, carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018. The new mortgage satisfied the original mortgage of $1.1 million and provided the Company $3.1 million to use toward its building expansion project. The original mortgage that has been paid off had an interest rate is 4.38% with monthly payments of $7,637 based on a 25-year amortization schedule.

The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.

Item 3.     Legal Proceedings.

The Company is not a party to any material legal proceedings; we may be subject from time to time ordinary routine litigation incidental to its business.

Item 4.     Mine Safety Disclosure.

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market LLC under the symbol “WSCI.”

As of October 21, 2013 there were 332 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2013:
First quarter	$8.19	$6.71
Second quarter	7.19	6.11
Third quarter	6.85	4.80
Fourth quarter	6.20	5.16
FISCAL 2012:
First quarter	$6.50	$5.09
Second quarter	5.65	4.74
Third quarter	5.82	5.00
Fourth quarter	7.60	4.86

In fiscal years 2013 and 2012, the Company paid a quarterly cash dividend of $.04 per share in each quarter. The Company expects to continue its quarterly dividend program, subject to its financial performance.

The following table sets forth information regarding our equity compensation plans in effect as of August 25, 2013. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:

2005 Stock Plan	259,916	$4.97	200,185

Total	259,916	$4.97	200,185

There are no outstanding equity compensation plans not approved by shareholders.

The Company made no repurchases of its common stock in fiscal year 2013.

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

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no significant changes to our critical accounting policies during fiscal 2013.

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

Goodwill Impairment:

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2013 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets have two major components which relate to the Company’s net operating loss (NOL) and the Company’s alternative minimum tax (AMT) tax credit carryforwards. The Company’s AMT tax credit carryforward does not expire. The Company’s NOL carryforward is approximately $2.6 million expiring in 2021 - 2031. The Company believes that given the extended time period for the NOL carryforward to expire as well as its recent sales gowth in the last three fiscal years, that the Company is more likely than not to fully utilize its NOL carryforward before it expires. However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.

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

Liquidity and Capital Resources:

The Company’s net working capital at the end of fiscal 2013 was $5,943,000 as compared to $6,417,000 at the end of fiscal 2012. The decrease occurred primarily from a decrease in cash as the Company used $1.1 million in cash to pay for additions to its property, plant and equipment during fiscal 2013. The ratio of current assets to current liabilities decreased to 2.19 to 1.0 at August 25, 2013 from 2.29 to 1.0 at the end of the prior fiscal year as the level of current assets dropped during fiscal 2013 while the level of current liabilities was consistent with the prior year. The Company generated $2,021,000, $2,188,000 and $2,690,000 in cash from operations in fiscal 2013, 2012 and 2011, respectively.

In fiscal 2013 and 2012, additions to property, plant and equipment either by cash or financing were $7,849,000 and $3,696,000, respectively. In fiscal 2013, the Company entered into a new mortgage that provided $3,152,000 of financing for the Company’s building addition. The Company also entered financing agreements of $3,628,000 and $3,114,000 for machinery acquired in fiscal 2013 and 2012, respectively. In fiscal 2011, the Company had $1,743,000 in additions to property, plant and equipment.

In fiscal 2013, the Company added one milling machine in its fiscal first quarter, and then added eight more machines during its fiscal third and fourth quarters. The machines were needed for new programs as well increased capacity in it recreational powersports vehicle business. In fiscal 2013, the Company also completed a 47,000 square foot addition to its manufacturing facility that cost approximately $3.8 million. In the fiscal 2012 first quarter, the Company added two milling machines and a lathe to supplement and increase capacity in its energy business. In the Company’s fiscal 2012 second quarter, another milling machine was added for increased capacity of a new program in the Company’s recreational vehicle market. In the Company’s fiscal 2012 third quarter, a lathe was purchased to add capacity in the energy business. In the fiscal 2012 fourth quarter, the Company implemented a robotic automation work cell for a new program and increased capacity in the recreational vehicle market. The work cell consisted of two milling machines and an automated robot. In its fiscal 2011 first quarter, the Company added two machining centers, one of which was purchased to supplement capacity in its energy business while the other machine was bought primarily for replacement purposes. In the Company’s fiscal 2011 second and fourth quarters, the Company added two more machining centers for new programs in its energy business.

In connection with the building addition in fiscal 2013, the Company entered into a new mortgage with its bank for $4.2 million. The mortgage carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018. The new mortgage satisfied the original mortgage of $1.1 million and provided the Company $3.1 million to use toward its building expansion project.

At February 1, 2013, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company could borrow up to $3 million through May 31, 2013 at which time the maximum amount that could be borrowed was reduced to $1 million. The agreement expires on February 1, 2014, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. No balances were owed at August 25, 2013 and August 26, 2012 on the credit line.

The Company’s total debt was $12,090,000 at August 25, 2013 which consisted of a mortgage on its building of $4,162,000 and capital lease obligations secured by production equipment of $7,928,000. Current maturities of long-term debt consist of $1,763,000 due on capital leases and $159,000 on its building related debt. During fiscal 2013, the Company made principal payments on its debt of $1,529,000. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2014.

Results of Operations:

The Company experienced a sales increase of 5% in fiscal 2013 which came on top of a 30% increase in fiscal 2012. Net sales in fiscal 2013 were $34.0 million as compared to $32.5 million in fiscal 2012 and $25.0 million in fiscal 2011. The increase in the fiscal 2013 sales was driven by a 17% increase in recreational powersports vehicle market sales as well as a 32% increase in aerospace and defense sales partially offset by a 27% decrease in the Company’s energy business. The increase in the fiscal 2012 sales was driven by a 19% increase in recreational vehicle market sales and a 78% increase in sales from the energy market.

The following is a reconciliation of sales by major market:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Recreational vehicle	23,695,000	20,248,000	16,969,000
Aerospace and defense	2,162,000	1,641,000	1,886,000
Energy	7,399,000	10,150,000	5,693,000
Biosciences & Other	709,000	417,000	415,000
	33,965,000	32,456,000	24,963,000

The increase in sales in the recreational vehicle market in both fiscal 2013 and fiscal 2012 resulted from the overall increase in demand from the Company’s largest customer for the parts the Company supplies as well as new programs that had been awarded and started in both fiscal years.

Sales from the Company’s aerospace and defense markets were up $521,000 or 32% from fiscal 2012. The increase is primarily attributable to general increase in the level of business coming from all of the Company’s aerospace and defense customers. In fiscal 2011, sales from the Company’s aerospace and defense markets were down $245,000 or 13% from fiscal 2011. The decrease in the fiscal 2012 sales was primarily attributable to a lack of sales from a program and customer that had sales in fiscal 2011.

Sales in the Company’s energy business were down 27% in fiscal 2013 as compared to fiscal 2012. The Company had three main customers in their energy business in fiscal 2013, one of which was new that generated over $750,000 in sales. It is unclear to the Company how repetitive this business will be and what level of sales there could be, if any, in future periods. The Company’s other two main customers engage in providing equipment to the oil and gas shale fracturing (“fracking”) sector as well as the oil field equipment industry. Sales in fiscal 2013 for both segments were down, with the decreases in the fracking business due to lower levels of demand from the Company’s customer, while the oilfield segment customer decrease in the level of business appears to be related to the customer outsourcing certain components to other countries. In fiscal 2012, sales in the Company’s energy business were up 78% over the prior year. The increase in sales came primarily from the oil and gas fracking customer. Sales with this customer increased from $1.2 million in fiscal 2011 to $5.1 million in fiscal 2012. Fiscal 2012 sales to the Company’s main customer in the oil field equipment industry were up 7% versus the prior year.

Sales to the Company’s biosciences and other industries increased from fiscal 2012 to fiscal 2013, and were flat from fiscal 2011 to fiscal 2012. However, the effect on overall Company sales is relatively small as sales from these markets only amount to approximately 1% - 2% of total sales.

The Company’s gross margin decreased to 12.3% in fiscal 2013 from fiscal 2012. The Company’s gross margin remained steady at 17.8% in fiscal 2012 versus fiscal 2011. The fiscal 2013 decrease relates to the lower level of energy business which led to excess capacity and a higher percentage of sales in fixed costs such as depreciation in that business. In fiscal 2013, the Company also experienced inefficiencies created from startups in both its recreation powersports vehicle business as well as its new firearms business. In fiscal 2012, the Company experienced start-up costs with programs involving its fracking customer. In fiscal 2012, the start-up costs were related to new programs that had been added in the first two quarters of the fiscal year.

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

No significant sales of obsolete items occurred in fiscal 2011 through 2013 and, correspondingly, no significant gross margin was recognized.

Selling and administrative expense in fiscal 2013 was approximately $2.7 million, a decrease of $464,000 over the fiscal 2012 amount of approximately $3.2 million. The decrease in fiscal 2013 was due primarily to decreased payroll and benefit costs due to lower incentive compensation and profit sharing expense. In fiscal 2012, selling and administrative expense increased $401,000 over the fiscal 2011 amount of approximately $2.8 million. The increase in fiscal 2012 was due primarily to increased payroll and benefit costs due to headcount additions as well as increased incentive compensation and profit sharing expense. Included in selling and administrative cost was non-cash stock option compensation expense of $247,000, $198,000 and $205,000 in fiscal 2013, 2012 and fiscal 2011, respectively. In addition, the Company incurred professional service expense in each of those three fiscal years in connection with its analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act.

Interest expense in fiscal 2013 increased $37,000 to $353,000 from fiscal 2012. Interest expense in fiscal 2012 amounted to $316,000 as compared to $289,000 in fiscal 2011. The higher expense in both years is attributable to a higher average level of debt in fiscal year. However, in both years, the amount of interest expense was mitigated to a degree as the overall average interest rate on debt was lower in each fiscal year, respectively.

The Company recorded income taxes at an effective tax rate of 36% for fiscal 2013, 2012 and 2011, respectively. The Company had no valuation allowance on its deferred tax assets during 2013 and 2012.

Caution Regarding Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described above under Item 1A. Risk Factors.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, Benjamin T. Rashleger, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 25, 2013 our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 25, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as reported below:

During the quarter ended May 31, 2009, the Company reduced its staff in its finance and accounting department for financial reasons. In conjunction with management’s review of changes in internal control over financial reporting as assisted by its outside consulting firm that it hired, it was determined that the deficiencies caused by the limited staffing constituted a material weakness in the area of segregation of duties and adequacy of personnel. This material weakness existed until remediated as described below.

In the Company’s fiscal 2013 fourth quarter, the Company took steps to remediate the material weakness described above by instituting further independent reviews of financial statement reporting from both internal and external sources. With these additional independent review processes, management believes that this material weakness in internal control over financial reporting has been fully remediated as of August 25, 2013.

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

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company's internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 25, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 25, 2013, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B.     Other Information.

None.

PART III

Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 25, 2013 and such information required by such items is incorporated herein by reference from the proxy statement.

PART IV

Item 15.	Exhibits.

(a)	Documents filed as part of this report.

	1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 22) hereinafter contained for all Consolidated Financial Statements.

	2.	Exhibits.

		Exhibit No.	Description
		3.1	Restated Articles of Incorporation of WSI Industries, Inc. Incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

		3.2	Restated and Amended Bylaws, as amended through January 6, 2005. Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

		10.1	WSI Industries, Inc. 2005 Stock Plan. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-1171631).

		10.2	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.3

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

Exhibit No.	Description
10.5	Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.6

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

10.8

Second Amendment to Employment (Change in Control) Agreement dated December 29, 2008 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated December 29, 2008.

10.9	Severance Letter Agreement dated October 7, 2009 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated October 7, 2009.

10.10	Employment Offer Letter dated October 5, 2009 by WSI Industries, Inc. to Benjamin Rashleger. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 7, 2009.

10.11

Employment (Change In Control) Agreement dated October 12, 2009 by and between WSI Industries, Inc. and Benjamin Rashleger. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 7, 2009.

10.12

Form of Restrictive Covenant Agreement by and between WSI Industries, Inc. and Michael J. Pudil, Paul D. Sheely and Benjamin Rashleger. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 7, 2009.

10.13

Promissory Note dated as of May 3, 2004 by WSI Industries, Inc. as debtor and Excel Bank Minnesota (now BMO Harris Bank N.A.) as holder in the original principal amount of $1,360,000. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 3, 2004.

10.14

Loan Agreement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 3, 2004.

Exhibit No.	Description
10.15

Mortgage and Security Agreement and Fixture Financing Statement dated as of May 3, 2004 between WSI Industries, Inc. and Excel Bank Minnesota (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 3, 2004.

10.16

Loan agreement dated February 1, 2011 between WSI Industries, Inc., Taurus Numeric Tool, Inc., WSI Rochester, Inc., and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended February 27, 2011.

10.17

Amended and Restated Revolving Credit Promissory Note dated February 1, 2011 in the principal amount of $1,000,000 by WSI Industries, Inc. in favor of M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.24 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.18

Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Industries, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.25 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.19

Amended and Restated Security Agreement dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.26 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.20

Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Rochester, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.27 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.21

Guaranty dated February 1, 2011 by and WSI Rochester, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.28 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.22

Guaranty dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.29 of the Registrant’s Form 10-K for the year ended August 28, 2011.

Exhibit No.	Description
10.23

First Amendment and Modification of Revolving Line of Credit Promissory Note, Loan Agreement and Reaffirmation of Guaranties dated February 1, 2012 and incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated February 15, 2012.

10.24

Second Amendment and Modification of Revolving Line of Credit Promissory Note, Loan Agreement and Reaffirmation of Guaranties, and Amended and Restated Revolving Credit Promissory Note dated January 30, 2013 by and among WSI Industries, Inc., WSI Industries, Co., WSI Rochester, Inc. and BMO Harris Bank, N.A. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 30, 2013.

10.25

Amended and Restated Real Estate Mortgage, Security Agreement and Financing Statement dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated May 8, 2013.

10.26

Amended and Restated Promissory Note in the principal amount of up to $4,200,000 dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 8, 2013.

10.27	Loan Agreement dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 8, 2013.

10.28	Assignment of Leases and Rents dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 8, 2013.

10.29	Guaranty dated May 8, 2013 between WSI Rochester, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 8, 2013.

10.30	Guaranty dated May 8, 2013 between WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 8, 2013.

14.1

Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSI INDUSTRIES, INC.

	BY:	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger
Chief Executive Officer (principal executive officer)

	BY:	/s/ Paul D. Sheely
Paul D. Sheely
Vice President, Finance, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

DATE: October 24, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin T. Rashleger	President, Chief Executive Officer	October 24, 2013
Benjamin T. Rashleger	and Director

/s/ Michael J. Pudil	Director	October 24, 2013
Michael J. Pudil

/s/ Thomas C. Bender	Director	October 24, 2013
Thomas C. Bender

/s/ Burton F. Myers II	Director	October 24, 2013
Burton F. Myers II

/s/ James D. Hartman	Director	October 24, 2013
James D. Hartman

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets - August 25, 2013 and August 26, 2012	24
Consolidated Statements of Income - Years Ended August 25, 2013, August 26, 2012 and August 28, 2011	25
Consolidated Statements of Stockholders' Equity - Years Ended August 25, 2013, August 26, 2012 and August 28, 2011	26
Consolidated Statements of Cash Flows - Years Ended August 25, 2013, August 26, 2012 and August 28, 2011	27
Notes to Consolidated Financial Statements	28-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

WSI Industries, Inc.

Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 25, 2013 and August 26, 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 25, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 25, 2013 and August 26, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended August 25, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter

      Andrews & Selcer Ltd

Minneapolis, Minnesota

October 24, 2013

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 25, 2013 AND AUGUST 26, 2012

	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$1,906,218	$2,911,961
Accounts receivable, less allowance for doubtful accounts of $10,074	5,318,285	5,198,987
Inventories (Note 2)	3,279,506	2,920,390
Prepaid and other current assets	310,482	218,632
Deferred tax assets (Note 6)	118,280	140,843
Total current assets	10,932,771	11,390,813

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	6,170,663	2,342,747
Machinery and equipment	19,907,976	15,967,374
Less accumulated depreciation	(11,598,926)	(9,814,295)
Total property, plant, and equipment	15,298,713	9,314,826

Other assets (Note 10):
Goodwill and other assets	2,387,168	2,368,452
	$28,618,652	$23,074,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$2,605,249	$2,345,709
Accrued compensation and employee withholdings	397,170	916,210
Other accrued expenses	65,555	335,071
Current portion of long-term debt (Note 3)	1,921,708	1,377,295
Total current liabilities	4,989,682	4,974,285

Long-term debt, less current portion (Note 3)	10,168,597	5,462,854

Deferred tax liabilities (Note 6)	1,322,443	970,252

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,903,852 shares and 2,913,412 respectively	290,384	291,341
Capital in excess of par value	3,314,193	3,306,235
Deferred compensation	(73,874)	(270,257)
Retained earnings	8,607,227	8,339,381
Total stockholders’ equity	12,137,930	11,666,700
	$28,618,652	$23,074,091

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 25, 2013, AUGUST 26, 2012 AND AUGUST 28, 2011

	2013	2012	2011

Net sales (Note 8)	$33,965,272	$32,455,953	$24,963,235

Cost of products sold	29,785,439	26,692,413	20,527,925
Gross margin	4,179,833	5,763,540	4,435,310

Selling and administrative expense	2,695,723	3,160,092	2,759,493
Interest and other income	(9,105)	(14,377)	(18,640)
Interest expense	353,079	315,694	289,108
	3,039,697	3,461,409	3,029,961

Income before income taxes	1,140,136	2,302,131	1,405,349

Income taxes (Note 6)	410,449	828,769	505,926

Net income	$729,687	$1,473,362	$899,423

Basic earnings per share	$.25	$.52	$.32

Diluted earnings per share	$.25	$.51	$.31

Cash dividend per share	$.16	$.16	$.16

Weighted average number of common shares outstanding, basic	2,882,949	2,849,066	2,825,921

Weighted average number of common shares outstanding, diluted	2,942,827	2,902,903	2,877,064

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Amount	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
Balance at August 29, 2010	2,888,492	$288,850	$2,922,048	$(250,412)	$6,874,814	$9,835,300

Net income	-	-	-	-	899,423	899,423
Restricted stock grants	37,715	3,771	227,475	(231,246)	-	-
Restricted stock vesting	-	-	(97,316)	97,316	-	-
Stock option compensation	-	-	205,232	-	-	205,232
Restricted stock grants not earned and payment of withholding taxes	(52,148)	(5,215)	(122,080)	109,236	-	(18,059)
Exercise of stock appreciation rights and payment of withholding taxes	15,508	1,551	14,315	-	-	15,866
Dividends paid	-	-	-	-	(452,137)	(452,137)

Balance at August 28, 2011	2,889,567	$288,957	$3,149,674	$(275,106)	$7,322,100	$10,485,625

Net income	-	-	-	-	1,473,362	1,473,362
Restricted stock grants	38,662	3,866	209,715	(213,581)	-	-
Restricted stock vesting	-	-	(86,116)	86,116	-	-
Stock option compensation	-	-	198,009	-	-	198,009
Restricted stock grants not earned and payment of withholding taxes	(25,218)	(2,522)	(159,089)	132,314	-	(29,297)
Exercise of stock appreciation rights and payment of withholding taxes	10,401	1,040	(5,958)	-	-	(4,918)
Dividends paid	-	-	-	-	(456,081)	(456,081)

Balance at August 26, 2012	2,913,412	$291,341	$3,306,235	$(270,257)	$8,339,381	$11,666,700

Net income	-	-	-	-	729,687	729,687
Restricted stock grants	443	44	2,656	(2,700)	-	-
Restricted stock vesting	-	-	(61,615)	61,615	-	-
Stock option compensation	-	-	247,392	-	-	247,392
Restricted stock grants not earned and payment of withholding taxes	(28,875)	(2,889)	(167,825)	137,468	-	(33,246)
Exercise of stock appreciation rights and payment of withholding taxes	18,872	1,888	(12,650)	-	-	(10,762)
Dividends paid	-	-	-	-	(461,841)	(461,841)

Balance at August 25, 2013	2,903,852	$290,384	$3,314,193	$(73,874)	$8,607,227	$12,137,930

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 25, 2013, AUGUST 26, 2012 AND AUGUST 28, 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$729,687	$1,473,362	$899,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,864,631	1,459,617	1,171,259
Amortization	1,337	-	-
Net tax benefits related to share based compensation	(26,063)	(32,384)	(21,901)
Gain on sale of property, plant and equipment	(6,101)	(9,000)	-
Deferred taxes	385,962	808,171	506,138
Stock option compensation	247,392	198,009	205,232
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(119,298)	(1,906,760)	(205,140)
Inventories	(359,116)	(904,065)	168,958
Prepaid and other current assets	(91,850)	8,607	(166,553)
Increase (decrease) in accounts payable and accrued expenses	(605,793)	1,092,159	132,720
Net cash provided by operating activities	2,020,788	2,187,716	2,690,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	6,101	9,000	-
Additions to property, plant, and equipment	(4,220,979)	(582,304)	(462,588)
Net cash used in investing activities	(4,214,878)	(573,304)	(462,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,151,995	-	-
Payment of long-term debt	(1,529,377)	(1,198,832)	(1,256,857)
Net tax benefits related to share based compensation	26,063	32,384	21,901
Issuance of common stock	21,560	-	32,510
Deferred financing costs	(20,053)	-	-
Dividends paid	(461,841)	(456,081)	(452,137)
Net cash provided by (used in) financing activities	1,188,347	(1,622,529)	(1,654,583)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,005,743)	(8,117)	572,965

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,911,961	2,920,078	2,347,113

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,906,218	$2,911,961	$2,920,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$350,583	$317,306	$289,274
Payroll withholding taxes in cashless stock option exercise	91,632	66,599	56,604
Income taxes	24,487	18,807	35,641
Noncash investing and financing activities:
Acquisition of machinery through debt	3,627,538	3,114,078	1,280,063

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 25, 2013, AUGUST 26, 2012 AND AUGUST 28, 2011

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description – WSI Industries, Inc. and Subsidiaries (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year - WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2013, 2012 and 2011 each consisted of 52 weeks.

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

Inventories - Inventory costs are determined using the average cost method consist of material, direct labor, and manufacturing overhead. They are valued at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Inventory cost is adjusted down for any excess of cost over the net realizable value of inventory components.

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

Machinery and equipment (years)	3	to	7
Building and improvements (years)	15	to	40

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

Goodwill - The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2013 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

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

Date of Grant in fiscal -	2013			2012			2011
Dividend yield	2.3%	-	3.3%	3.1%	-	3.2%	2.3%	-	3.3%
Expected volatility	72.4%	-	79.0%		79.8%		77.3%	-	78.5%
Risk free interest rate	.8%	-	1.9%	.9%	-	2.0%	1.2%	-	3.3%
Expected term (years)	5	-	10	5	-	10	5	-	10

ASC 718 also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature.

The Company granted shares of non-vested restricted stock to various employees during the years ended August 26, 2012 and August 28, 2011. The grants consisted of both outright stock grants as well as stock that could be earned in connection with the Company’s incentive compensation program should certain predetermined targets be met. Both kinds of non-vested restricted stock vest over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under ASC 718 as expense over the period that they vest. The shares are also reflected in stockholder’s equity as deferred compensation which is calculated at the value of the shares at the date of the grant.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new guidance will become effective for the Company in its fiscal 2014 year ending August 31, 2014. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued guidance establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This new guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

2.        INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 25, 2013	August 26, 2012

Raw material	$1,606,358	$900,474
WIP	993,177	1,396,217
Finished goods	679,971	623,699
	$3,279,506	$2,920,390

3.        DEBT

Long-term debt consists of the following:

	August 25, 2013	August 26, 2012

Building related mortgages & term debt	$4,162,425	$1,081,307
Capitalized lease obligations	7,927,880	5,758,842
	12,090,305	6,840,149
Less current portion	1,921,708	1,377,295
Long-term debt	$10,168,597	$5,462,854

In August 2012, the Company announced that it was expanding its Monticello, Minnesota facility. The 47,000 square foot expansion would roughly double the amount of manufacturing space of the Company and would increase the total facility size to approximately 107,000 square feet. The expansion was completed in the Company’s fiscal 2013 fourth quarter and cost approximately $3.8 million which was paid for by a combination of cash on hand and a new mortgage agreement with its bank which was finalized in May 2013.

The new mortgage with its bank was for $4.2 million, carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018. The new mortgage satisfied the original mortgage of $1.1 million and provided the Company $3.1 million to use toward its building expansion project. The original mortgage that has been paid off had an interest rate is 4.38% with monthly payments of $7,637 based on a 25-year amortization schedule. Both the new and original mortgages were secured by all assets of the Company.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2014	$1,921,708
2015	1,616,705
2016	1,348,129
2017	1,371,692
2018	4,619,119
Thereafter	1,212,952

Included in the consolidated balance sheet at August 25, 2013 are cost and accumulated depreciation on equipment subject to capitalized leases of $12,749,183 and $5,019,442, respectively. At August 26, 2012, the amounts were $9,512,910 and $3,909,030, respectively. The capital leases carry interest rates from 3.5% to 8.0% and mature from 2014 – 2020.

The present value of the net minimum payments on capital leases which is included in long-term debt as of August 25, 2013 is as follows:

Fiscal years ending August:
2014	$2,052,941
2015	1,665,291
2016	1,336,547
2017	1,309,416
2018	1,187,944
Thereafter	1,248,830
Total minimum lease payments	8,800,969
Less amount representing interest	873,089
Present value of net minimum lease payments	7,927,880
Current portion	1,762,361
Capital lease obligation, less current portion	$6,165,519

Line of Credit:

At February 1, 2013, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company could borrow up to $3 million through May 31, 2013 at which time the maximum amount that could be borrowed was reduced to $1 million. The agreement expires on February 1, 2014, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum net worth ratio, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio. At August 25, 2013, the Company was in compliance with these provisions. There were no amounts outstanding related to its revolving credit agreement at August 25, 2013 and August 26, 2012, respectively.

4.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 25, 2013.

5.         STOCK-BASED COMPENSATION

Stock Options - The 2005 Stock Option Plan was approved and 600,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015. Stock options vest over a period of six months to three years.

Option transactions during the three years ended August 25, 2013 are summarized as follows:

	2005 Stock Option Plan
	Shares	Average Price
Outstanding at August 29, 2010	219,666	$3.72
Granted	61,000	5.39
Forfeited	(7,000)	4.18
Exercised	(25,500)	3.30
Outstanding at August 28, 2011	248,166	$4.16
Granted	47,500	5.09
Forfeited	(3,500)	4.99
Exercised	(27,666)	3.02
Outstanding at August 26, 2012	264,500	$4.44
Granted	68,750	6.41
Forfeited	(4,834)	6.02
Lapsed	(4,000)	5.39
Exercised	(64,500)	4.20
Outstanding at August 25, 2013	259,916	$4.97

Of the 64,500, 27,666 and 25,500 stock options from the 2005 Plan that were exercised in fiscal 2013, 2012 and 2011, 45,628, 17,265 and 9,992 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes, respectively.

The weighted fair value of options granted during the years ended August 25, 2013, August 26, 2012 and August 28, 2011 was $3.83, $2.86 and $3.10, respectively. The total intrinsic value of options exercised for the years August 25, 2013, August 26, 2012 and August 28, 2011 was $183,075, $111,922 and $73,235, respectively. The intrinsic value for options outstanding at August 25, 2013 was $319,243.

Cash received from option exercises for years ended August 25, 2013, August 26, 2012 and August 28, 2011 was $21,560, $0 and $32,510, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $26,063, $32,384 and $21,901 for fiscal years 2013, 2012 and 2011, respectively.

As of August 25, 2013, there was $191,889 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 25, 2013, there were 18,000 shares with an exercise price of $2.13, 54,000 shares with exercise prices between $3.00 and $3.47 and 187,916 options outstanding with exercise prices between $4.93 and $6.87. At August 25, 2013, outstanding options had a weighted-average remaining contractual life of 6.4 years.

The number of options exercisable as of August 25, 2013, August 26, 2012 and August 28, 2011 were 199,080, 212,496 and 193,999, respectively, at weighted average share prices of $ 4.64, $4.24 and $4.02 per share, respectively. At August 25, 2013, there were 60,836 options that had not vested. The aggregate intrinsic values of options exercisable as of August 25, 2013, August 26, 2012, and August 28, 2011 was $310,786, $629,192, and $265,847, respectively, with weighted-average remaining contractual lives of 5.9, 6.4 and 6.5 years.

 The Company also grants non-vested restricted shares as part of the 2005 Stock Option Plan. These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned. Non-vested restricted share transactions during the three years ended August 25, 2013 are as follows:

	Options	Average Price
Outstanding at August 29, 2010	83,311	$3.00
Granted	37,715	6.13
Vested	(22,478)	2.46
Forfeited	(44,405)	4.33
Outstanding at August 28, 2011	54,143	$5.08
Granted	38,662	5.52
Vested	(22,537)	3.77
Forfeited	(19,661)	6.77
Outstanding at August 26, 2012	50,607	$5.35
Granted	443	6.09
Vested	(13,259)	4.60
Forfeited	(23,850)	5.78
Outstanding at August 25, 2013	13,941	$5.34

As of August 25, 2013, there was $43,112 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year. The total intrinsic value of restricted stock options that vested during the year ended August 25, 2013 was $88,188.

6.         INCOME TAXES

Income taxes consisted of the following:

	Years Ended
	August 25, 2013	August 26, 2012	August 28, 2011
Current:
Federal	$-	$-	$-
State	12,229	23,224	19,457
	12,229	23,224	19,457
Deferred:
Federal	398,220	805,545	486,469
State	-	-	-
	398,220	805,545	486,469
Total	$410,449	$828,769	$505,926

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 25, 2013	August 26, 2012	August 28, 2011
Ordinary federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes net of federal tax effect	2.0	2.0	2.0
Effective rate	36.0%	36.0%	36.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. Temporary differences and net operating loss carryforwards comprising the net deferred taxes on the balance sheet are as follows:

	August 25, 2013	August 26, 2012
Deferred Tax Assets
Accrued liabilities	$71,460	$81,093
Inventory valuation adjustments	30,546	33,669
Net operating loss carryforwards	932,528	849,709
Tax credit carryforwards	487,914	485,941
Stock option expense	209,651	195,361
Other	25,878	57,308
	1,757,977	1,703,081
Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(2,962,140)	(2,532,490)

Net deferred taxes	$(1,204,163)	$(829,409)

Based on the long-term nature of its net operating loss carryforwards and the Company’s recent operating history and growth in prior years, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is deemed necessary.

As of August 25, 2013, the Company had federal net operating loss carryforwards of approximately $2.6 million expiring in 2021-2031. Also as of August 25, 2013, the Company had $454,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

The Company files a consolidated U.S. federal income tax return, as well as multiple state income tax returns. The federal and state income tax returns for the fiscal years 2010 – 2012 remain subject to examination. The Company classifies interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur.  At August 25, 2013 and August 26, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

7.         EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan. Profit sharing contributions are discretionary and are based on Company results. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2013, 2012 and 2011, were $227,581, $344,251 and $239,463, respectively.

8.         INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to three customers that exceeded 10 percent of total sales during fiscal years 2013, 2012 and 2011 as listed below:

	2013	2012	2011
Customer # 1	$23,695,000	$20,248,000	$16,804,000
Customer # 2	$3,033,000	$4,829,000	$4,525,000
Customer # 3	$3,583,000	$5,131,000	$1,168,000

The Company had accounts receivable from customer #1 of $3,661,000 and $3,080,000 at August 25, 2013 and August 26, 2012, respectively. The Company had accounts receivable from customer #2 of $233,000 and $459,000 at August 25, 2013 and August 26, 2012, respectively. The Company had accounts receivable from customer #3 of $251,000 and $1,323,000 at August 25, 2013 and August 26, 2012, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with these customers.

9.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011

Net Income	$729,687	$1,473,362	$899,423
Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,882,949	2,849,066	2,825,921

Effect of dilutive securities; employee and non-employee options	59,878	53,837	51,143

Dilutive common shares; denominator for diluted earnings per share	2,942,827	2,902,903	2,877,064

Basic earnings per share	$.25	$.52	$.32

Dilutive earnings per share	$.25	$.51	$.31

Stock options to purchase 85,113 and 15,334 shares of common stock were outstanding during the years ended August 25, 2013 and August 26, 2013, respectively, but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

10.      OTHER ASSETS

Other assets consist of goodwill which resulted from costs from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $18,716 (net of accumulated amortization of $1,337) incurred in connection with the mortgage discussed in Note 3.