Form 10-Q
period 2013-11-24
WSI INDUSTRIES, INC.
filed 2013-12-20
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,905,938 shares of common stock were outstanding as of December 19, 2013.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets November 24, 2013 and August 25, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Income Thirteen weeks ended November 24, 2013 and November 25, 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirteen weeks ended November 24, 2013 and November 25, 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8-10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	10

Item 6.	Exhibits	11

Signatures		11

Part I.     Financial Information

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 24,	August 25,
	2013	2013
Assets

Current Assets:
Cash and cash equivalents	$2,725,985	$1,906,218
Accounts receivable	4,813,726	5,318,285
Inventories	3,369,346	3,279,506
Prepaid and other current assets	65,594	310,482
Deferred tax assets	124,393	118,280
Total Current Assets	11,099,044	10,932,771

Property, Plant and Equipment – Net	14,755,705	15,298,713

Goodwill and other assets, net	2,386,165	2,387,168

Total Assets	$28,240,914	$28,618,652

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,181,584	$2,605,249
Accrued compensation and employee withholdings	488,756	397,170
Other accrued expenses	56,486	65,555
Current portion of long-term debt	1,860,490	1,921,708
Total Current Liabilities	4,587,316	4,989,682

Long-term debt, less current portion	9,738,600	10,168,597

Deferred tax liabilities	1,515,485	1,322,443

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,905,938 and 2,903,852 shares, respectively	290,593	290,384
Capital in excess of par value	3,333,651	3,314,193
Deferred compensation	(60,786)	(73,874)
Retained earnings	8,836,055	8,607,227
Total Stockholders’ Equity	12,399,513	12,137,930
Total Liabilities and Stockholders’ Equity	$28,240,914	$28,618,652

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended
	November 24,	November 25,
	2013	2012

Net sales	$10,199,321	$8,583,739

Cost of products sold	8,848,581	7,101,774

Gross margin	1,350,740	1,481,965

Selling and administrative expense	700,165	727,849
Interest and other income	(984)	(1,431)
Interest and other expense	113,229	81,461
Earnings from operations before income taxes	538,330	674,086

Income taxes	193,799	242,671

Net income	$344,531	$431,415

Basic earnings per share	$.12	$.15

Diluted earnings per share	$.12	$.15

Cash dividend per share	$.04	$.04

Weighted average number of common shares outstanding, basic	2,892,264	2,868,953

Weighted average number of common shares outstanding, diluted	2,949,812	2,947,873

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
	November 24,	November 25,
	2013	2012
Cash Flows From Operating Activities:
Net income	$344,531	$431,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	569,138	426,624
Amortization	1,003	-
Deferred taxes	193,799	232,671
Stock option compensation expense	45,553	42,975
Changes in assets and liabilities:
Decrease in accounts receivable	504,559	1,012,391
Increase in inventories	(89,840)	(649,164)
Decrease (increase) in prepaid expenses	244,888	(14,473)
Decrease in accounts payable and accrued expenses	(360,815)	(522,328)
Net cash provided by operations	1,452,816	960,111

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(26,130)	(937,579)
Net cash used in investing activities	(26,130)	(937,579)

Cash Flows From Financing Activities:
Payments of long-term debt	(491,215)	(354,321)
Dividends paid	(115,704)	(115,129)

Net cash used in financing activities	(606,919)	(469,450)

Net Increase (Decrease) In Cash And Cash Equivalents	819,767	(446,918)

Cash And Cash Equivalents At Beginning Of Year	1,906,218	2,911,961

Cash And Cash Equivalents At End Of Reporting Period	$2,725,985	$2,465,043

Supplemental cash flow information:
Cash paid during the period for:
Interest	$113,610	$81,626
Payroll withholding taxes in cashless stock option exercise	$12,797	$61,164
Income taxes	$-	$10,000
Non-cash investing and financing activities:
Acquisition of equipment through loans	$-	$508,086

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of November 24, 2013, the condensed consolidated statements of income for the thirteen weeks ended November 24, 2013 and November 25, 2012 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 25, 2013 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 25, 2013. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 24,	August 25,
	2013	2013

Raw material	$1,373,418	$1,606,358
WIP	1,233,323	993,177
Finished goods	762,605	679,971
	$3,369,346	$3,279,506

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 24, 2013 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $17,713 (net of accumulated amortization of $2,339) incurred in connection with a mortgage agreement entered into with the Company’s bank during the fiscal 2013 quarter ended May 26, 2013.

4.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 24,	November 25,
	2013	2012
Numerator for earnings per share:
Net income	$344,531	$431,415

Denominator:
Denominator for basic earnings per share - weighted average shares	2,892,264	2,868,953

Effect of dilutive securities:
Employee and non-employee options	57,548	78,920

Dilutive common shares
Denominator for diluted earnings per share	2,949,812	2,947,873

Basic earnings per share	$.12	$.15

Diluted earnings per share	$.12	$.15

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

The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 25, 2013. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Results of Operations:

Net sales were $10,199,000 for the first quarter of fiscal year 2014 ending November 24, 2013, a 19% increase from the same period of the prior year. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
		Percent		Percent	Dollar
	November 24,	of Total	November 25,	of Total	Percent
	2013	Sales	2012	Sales	Change

ATV & Motorcycle	$7,852,000	77%	$5,041,000	59%	56%
Energy	1,323,000	13%	2,924,000	34%	-55%
Aerospace, Defense & Other	1,024,000	10%	619,000	7%	65%
Total Sales	$10,199,000	100%	$8,584,000	100%	19%

The Company also measures its relative levels of business from a value add sales perspective. The Company defines value add sales as net sales, less the cost of material and the cost of outside service content of the parts sold to its customers. By this definition, value add sales are then the net value of its machining services that we provide to our customers.

The cost of material and outside services can vary widely. In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer. In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value. The mix of product sold, product with consigned material versus product with purchased material content, can have large impacts in the end level of net sales and gross margin in any given quarter or year. In the Company’s first quarter ended November 24, 2013, the Company’s net sales increased 19% versus the prior year quarter, but from a value add sales perspective, the Company’s value add sales increased at a lower percentage rate.

Sales from the Company’s ATV and motorcycle markets increased 56% in the fiscal 2014 first quarter as compared to the prior year’s first quarter. The Company experienced increases in demand from its primary customer across all product lines as well as the introduction of a new product line that was not in production in the prior year fiscal first quarter.

Sales from the Company’s energy business for the fiscal first quarter of 2014 decreased by 55% versus the prior year’s first quarter. The Company’s fiscal first quarter’s sales decrease was driven by across the board reductions in customer requirements in both the Company’s shale fracturing and oilfield equipment business.

Sales from the Company’s aerospace, defense and other markets increased in the Company’s fiscal first quarter of 2014 by 65% as compared to the fiscal first quarter of 2013. The increase is attributable to demand increases in the Company’s aerospace and defense business from all of its customers as well as sales from the Company’s firearms business which didn’t exist in the prior year’s first quarter. While the fiscal 2014 first quarter was the first quarter that the Company had meaningful sales from its firearms business, it is unclear to the future extent, if any, that the Company will have sales from the firearms industry in future quarters.

Gross margin decreased to 13.2% of net sales for the quarter ending November 24, 2013 as compared to 17.3% of net sales for the quarter ending November 25, 2012. Gross margin was negatively impacted by labor inefficiencies as well as a higher level of fixed cost in fiscal 2014 as compared to fiscal 2013.

Selling and administrative expense was $700,000 in the fiscal 2014 first quarter as opposed to $728,000 for the prior year first quarter. The decrease is primarily attributable to slightly lower payroll and benefit costs.

Interest expense in the first quarter of fiscal 2014 was $113,000 as compared to $81,000 in first quarter of fiscal 2013. The increase was due to an increase in overall debt levels related to purchases of machinery and equipment as well a new mortgage obtained in connection with the Company’s fiscal 2013 building addition.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter ended November 24, 2013 and November 25, 2013, respectively.

Liquidity and Capital Resources:

On November 24, 2013, working capital was $6,512,000 which was a $569,000 increase as compared to $5,943,000 at August 25, 2013. The increase was due to offsetting factors but was primarily due to cash being generated from operations resulting in a higher cash balance at November 24, 2013. The ratio of current assets to current liabilities of was 2.42 to 1.0 at November 24, 2013 as compared to the 2.19 to 1.0 ratio at August 25, 2013. The increase was also due to cash being generated from operations.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. The Company’s line of credit expires February 1, 2014. The Company expects that the line of credit will be renewed; however there can be no assurance that the line of credit will be renewed. There is also no assurance that if the line of credit is renewed, that the material terms (such as availability and interest rate) will be the same as the Company’s current line of credit. No amounts have been borrowed under the line of credit, which carries an interest rate at LIBOR plus 2.0%.

Cautionary Statement:

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the year ended August 25, 2013, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 24, 2013 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: December 20, 2013	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: December 20, 2013	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO