Form 10-Q
period 2014-02-23
WSI INDUSTRIES, INC.
filed 2014-04-01
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,907,164 shares of common stock were outstanding as of March 31, 2014.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets February 23, 2014 and August 25, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Income Thirteen and Twenty-Six weeks ended February 23, 2014 and February 24, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Twenty-Six weeks ended February 23, 2014 and February 24, 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	10

Item 6.	Exhibits	11

Signatures		11

Part 1. Financial Information

Item 1. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 23,	August 25,
Assets	2014	2013

Current Assets:
Cash and cash equivalents	$2,957,360	$1,906,218
Accounts receivable	5,405,529	5,318,285
Inventories	3,343,318	3,279,506
Prepaid and other current assets	113,270	310,482
Deferred tax assets	101,026	118,280
Total Current Assets	11,920,503	10,932,771

Property, Plant and Equipment – Net	14,334,613	15,298,713

Goodwill and other assets, net	2,385,163	2,387,168

Total Assets	$28,640,279	$28,618,652

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,667,300	$2,605,249
Accrued compensation and employee withholdings	560,163	397,170
Other accrued expenses	76,693	65,555
Current portion of long-term debt	1,776,128	1,921,708
Total Current Liabilities	5,080,284	4,989,682

Long-term debt, less current portion	9,328,046	10,168,597

Deferred tax liabilities	1,633,875	1,322,443

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,907,164 and 2,903,852 shares, respectively	290,715	290,384
Capital in excess of par value	3,352,670	3,314,193
Deferred compensation	(23,851)	(73,874)
Retained earnings	8,978,540	8,607,227
Total Stockholders’ Equity	12,598,074	12,137,930
Total Liabilities and Stockholders’ Equity	$28,640,279	$28,618,652

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		26 weeks ended
	February 23,	February 24,	February 23,	February 24,
	2014	2013	2014	2013

Net sales	$10,483,998	$7,178,389	$20,683,319	$15,762,129

Cost of products sold	9,232,943	6,406,388	18,081,524	13,508,162

Gross margin	1,251,055	772,001	2,601,795	2,253,967

Selling and administrative expense	746,196	604,476	1,446,361	1,332,325
Interest and other income	(1,238)	(497)	(2,222)	(1,928)
Interest expense	102,451	80,896	215,680	162,358

Income before income taxes	403,646	87,126	941,976	761,212

Income taxes	145,403	31,365	339,202	274,036

Net income	$258,243	$55,761	$602,774	$487,176

Basic earnings per share	$.09	$.02	$.21	$.17

Diluted earnings per share	$.09	$.02	$.20	$.17

Cash dividend per share	$.04	$.04	$.08	$.08

Weighted average number of common shares outstanding, basic	2,898,325	2,884,061	2,895,295	2,876,507

Weighted average number of common shares outstanding, diluted	2,953,330	2,938,748	2,951,571	2,943,310

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 weeks ended
	February 23,	February 24,
	2014	2013
Cash Flows From Operating Activities:
Net income	$602,774	$487,176
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,137,866	859,506
Amortization	2,005	-
Net tax benefits related to share based compensation	-	(43,853)
Deferred taxes	339,201	262,688
Stock option compensation expense	105,634	107,862
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(87,244)	1,235,037
Increase in inventories	(63,812)	(743,877)
Decrease (increase) in prepaid and other current assets	197,212	(59,404)
Increase (decrease) in accounts payable and accrued expenses	195,026	(1,115,989)
Net cash provided by operations	2,428,662	989,146

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(173,766)	(2,935,466)
Net cash used in investing activities	(173,766)	(2,935,466)

Cash Flows From Financing Activities:
Payments of long-term debt	(986,131)	(713,323)
Net borrowings on revolving line of credit	-	2,500,000
Net tax benefits related to share based compensation	-	43,853
Issuance of common stock	13,839	21,560
Dividends paid	(231,462)	(230,682)
Net cash (used in) provided by financing activities	(1,203,754)	1,621,408

Net Increase (Decrease) In Cash And Cash Equivalents	1,051,142	(324,912)

Cash And Cash Equivalents At Beginning Of Year	1,906,218	2,911,961

Cash And Cash Equivalents At End Of Reporting Period	$2,957,360	$2,587,049

Supplemental cash flow information:
Cash paid during the period for:
Interest	$216,436	$162,523
Income taxes	$-	$11,348
Payroll withholding taxes in cashless stock option exercise	$30,641	$88,771
Non cash investing and financing activities:
Acquisition of equipment through financing	$-	$508,086

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of February 23, 2014, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 23, 2014 and February 24, 2013 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.     INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	February 23, 2014	August 25, 2013

Raw material	$1,460,156	$1,606,358
WIP	809,220	993,177
Finished goods	1,073,942	679,971
	$3,343,318	$3,279,506

3.     OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at February 23, 2014 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $16,711 (net of accumulated amortization of $3,342) incurred in connection with a mortgage agreement entered into with the Company’s bank during the fiscal 2013 quarter ended May 26, 2013.

4.     DEBT AND LINE OF CREDIT:

During the quarter ended February 23, 2014, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 1, 2015, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum net worth, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio. At February 23, 2014, the Company was in compliance with these provisions.

5.     EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 23,	February 24,	February 23,	February 24,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$258,243	$55,761	$602,774	$487,176

Denominator
Denominator for basic earnings per share – weighted average shares	2,898,325	2,884,061	2,895,295	2,876,507

Effect of dilutive securities:
Employee and non-employee options	55,005	54,687	56,276	66,803

Dilutive common shares
Denominator for diluted earnings per share	2,953,330	2,938,748	2,951,571	2,943,310

Basic earnings per share	$.09	$.02	$.21	$.17

Diluted earnings per share	$.09	$.02	$.20	$.17

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

Results of Operations:

Net sales were $10,484,000 for the thirteen weeks ending February 23, 2014, an increase of 46% or $3,306,000 from the same period of the prior year. Year-to-date sales in fiscal 2014 are $20,683,000 compared to $15,762,000 in the prior year which equates to a 31% increase. Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	February 23,	of Total	February 24,	of Total	Percent	February 23,	of Total	February 24,	of Total	Percent
	2014	Sales	2013	Sales	Change	2014	Sales	2013	Sales	Change
ATV & Motorcycle	$8,513,000	81%	$4,685,000	65%	82%	$16,365,000	79%	$9,726,000	62%	68%
Energy	1,195,000	11%	1,893,000	26%	-37%	2,518,000	12%	4,818,000	30%	-48%
Aerospace, Defense & Other	776,000	8%	600,000	9%	29%	1,800,000	9%	1,218,000	8%	48%
Total Sales	$10,484,000	100%	$7,178,000	100%	46%	$20,683,000	100%	$15,762,000	100%	31%

Sales from the Company’s ATV and Motorcycle markets were up 82% for the fiscal 2014 second quarter as compared to the prior year quarter. The Company experienced increases in demand from its primary customer across all product lines as well as the introduction of a new product line that had minimal sales in the prior year fiscal second quarter. Year-to-date sales for the ATV and Motorcycle markets were up 68% as compared to the prior year for the same reasons.

Sales from the Company’s energy business for the fiscal second quarter were lower by 37% over the prior year’s second quarter as sales generally softened across all product lines during the quarter. Year-to-date sales as of February 23, 2014 were also lower by 48% as compared to the prior year to date period. The reductions in sales in fiscal 2014 are a result in lower customer demand for product in both the oilfield equipment and shale fracturing industries. However, the Company anticipates that sales will increase in its energy business in the second half of fiscal 2014 as compared to fiscal 2013 levels.

Sales from the Company’s aerospace, defense and other markets were up 29% and 48% for the fiscal 2014 second quarter and year-to-date periods, respectively over the prior year. The increases are attributable to general increases in demand in the aerospace market as well as sales generated from the Company’s firearms business which had no sales in the prior year respective periods. The Company does not anticipate realizing any additional sales from the firearms business after its fiscal 2014 second quarter.

Gross margin in the fiscal 2014 second quarter increased to 11.9% from 10.8% in the prior year quarter. Gross margin was positively affected by manufacturing efficiencies which were partially offset by a higher level of fixed cost in the fiscal 2014 second quarter. Year-to-date gross margin in fiscal 2014 was 12.6%, which was a decrease over the prior year-to-date gross margin of 14.3%. The lower year-to-date gross margin is attributable to labor inefficiencies and a higher level of fixed cost that occurred in the Company’s fiscal 2014 first quarter as compared to the prior year first quarter.

Selling and administrative expense of $746,000 for the quarter ending February 23, 2014 was $142,000 higher than in the prior year period due primarily to higher compensation expense which includes accrued incentive compensation and profit sharing. Year-to-date selling and administrative expense of $1,446,000 was $114,000 higher than the comparable prior year period due primarily to the same reason.

Interest expense in the second quarter of fiscal 2014 was $102,000, which was an increase over the prior year of $22,000. Year-to-date interest expense of $339,000 was higher than the previous year-to-date period by $65,000. The higher interest costs are a result of the overall higher level of long-term debt offset by a lower overall effective interest rate of that debt.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended February 23, 2014 and February 24, 2013.

Liquidity and Capital Resources:

On February 23, 2014 working capital was $6,840,000 as compared to $5,943,000 at August 25, 2013. The ratio of current assets to current liabilities at February 23, 2014 was 2.35 to 1.0 compared to 2.19 to 1.0 at August 25, 2013. The increase in these measures is a result of an increase in cash and cash equivalents at February 23, 2014 versus August 25, 2013. The increase in the level of cash is due primarily to a lower level of accounts receivable as the Company’s days sales outstanding ratio was at a lower level than is typical at the end of its fiscal second quarter. The Company expects the ratio to return to a more historical average during the remainder of fiscal 2014.

During the quarter ended February 23, 2014, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 1, 2015, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum net worth, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio. At February 23, 2014, the Company was in compliance with these provisions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 23, 2014 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: April 1, 2014	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: April 1, 2014	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO