Form 10-Q
period 2014-05-25
WSI INDUSTRIES, INC.
filed 2014-06-25
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,908,461 shares of common stock were outstanding as of June 25, 2014.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets May 25, 2014 and August 25, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Operations Thirteen and Thirty-nine weeks ended May 25, 2014 and May 26, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirty-nine weeks ended May 25, 2014 and May 26, 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors	10

Item 6.	Exhibits	11

Signatures		11

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 25, 2014	August 25, 2013
Assets

Current Assets:
Cash and cash equivalents	$3,538,600	$1,906,218
Accounts receivable	4,829,522	5,318,285
Inventories	3,729,301	3,279,506
Prepaid and other current assets	189,747	310,482
Deferred tax assets	118,468	118,280
Total Current Assets	12,405,638	10,932,771

Property, Plant and Equipment ,net	13,801,657	15,298,713

Goodwill and other assets, net	2,384,160	2,387,168

	$28,591,455	$28,618,652

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,473,581	$2,605,249
Accrued compensation and employee withholdings	620,661	397,170
Other accrued expenses	171,052	65,555
Current portion of long-term debt	1,715,667	1,921,708
Total Current Liabilities	4,980,961	4,989,682

Long-term debt, less current portion	8,917,040	10,168,597

Deferred tax liabilities	1,826,186	1,322,443

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,908,461 and 2,903,852 shares, respectively	290,845	290,384
Capital in excess of par value	3,416,943	3,314,193
Deferred compensation	(23,851)	(73,874)
Retained earnings	9,183,331	8,607,227
Total Stockholders’ Equity	12,867,268	12,137,930
	$28,591,455	$28,618,652

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 weeks ended		39 weeks ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013

Net sales	$10,702,145	$9,169,126	$31,385,464	$24,931,254

Cost of products sold	9,220,735	8,240,751	27,302,259	21,748,913

Gross margin	1,481,410	928,375	4,083,205	3,182,341

Selling and administrative expense	883,085	688,688	2,329,446	2,021,014
Interest and other income	(1,740)	(6,214)	(3,961)	(8,143)
Interest expense	98,597	80,610	314,276	242,967
Income before income taxes	501,468	165,291	1,443,444	926,503

Income taxes	180,528	59,505	519,730	333,541

Net income	$320,940	$105,786	$923,714	$592,962

Basic earnings per share	$.11	$.04	$.32	$.21

Diluted earnings per share	$.11	$.04	$.31	$.20

Cash dividend per share	$.04	$.04	$.12	$.12

Weighted average number of common shares outstanding, basic	2,903,374	2,889,095	2,897,988	2,880,703

Weighted average number of common shares outstanding, diluted	2,978,670	2,941,653	2,960,604	2,942,758

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 weeks ended
	May 25, 2014	May 26, 2013
Cash Flows From Operating Activities:
Net income	$923,714	$592,962
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,687,550	1,316,696
Amortization	3,008	335
Gain on sale of equipment	-	(6,101)
Net tax benefits related to share-based compensation	-	(43,853)
Deferred taxes	515,292	312,798
Stock option compensation expense	176,060	187,889
Changes in assets and liabilities:
Decrease in accounts receivable	488,763	618,751
Increase in inventories	(449,795)	(206,696)
Decrease (increase) in prepaid expenses	120,735	(181,637)
Increase (decrease) in accounts payable and accrued expenses	148,920	(1,081,070)
Net cash provided by operations	3,614,247	1,510,074

Cash Flows From Investing Activities:
Proceeds from sale of equipment	-	6,101
Purchase of property, plant and equipment	(190,495)	(3,663,017)
Net cash used in investing activities	(190,495)	(3,656,916)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	-	3,148,569
Payments of long-term debt	(1,457,598)	(1,074,288)
Issuance of common stock	13,840	21,560
Net tax benefits related to share-based compensation	-	43,853
Deferred financing costs	-	(20,053)
Dividends paid	(347,612)	(346,246)
Net cash (used in) provided by financing activities	(1,791,370)	1,773,395

Net Increase (Decrease) In Cash And Cash Equivalents	1,632,382	(373,447)

Cash And Cash Equivalents At Beginning Of Year	1,906,218	2,911,961

Cash And Cash Equivalents At End Of Reporting Period	$3,538,600	$2,538,514

Supplemental cash flow information:
Cash paid during the period for:
Interest	$314,763	$233,092
Income taxes	$4,438	$20,742
Payroll withholding taxes in cashless stock option exercise	$36,663	$88,771
Non-cash investing and financing activities:
Acquisition of machinery through financing	$-	$2,067,812

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of May 25, 2014, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 25, 2014 and May 26, 2013 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 25, 2013 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 annual report to shareholders on Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES:

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 25, 2014	August 25, 2013

Raw material	$1,760,813	$1,606,358
WIP	1,107,856	993,177
Finished goods	860,632	679,971
	$3,729,301	$3,279,506

The Company did not dispose of any significant obsolete inventory during the quarter ended May 25, 2014 and therefore there was no material effect on gross margin from any dispositions.

3.	Goodwill And OTHER Assets:

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at May 25, 2014 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $15,708 (net of accumulated amortization of $4,345) incurred in connection with the mortgage agreement entered into with the Company’s bank during the fiscal 2013 quarter ended May 26, 2013.

4.	CLAIMS AND CONTINGENCIES:

The Company is exposed to a number of asserted and unasserted claims encountered in the ordinary course of business.  Although the outcome of any such claim cannot be predicted, management believes that there are no pending legal proceedings or claims against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

5.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 25, 2014	May 26, 2013	May 25, 2014	May 26, 2013
Numerator for basic and diluted earnings per share:
Net income	$320,940	$105,786	$923,714	$592,962

Denominator
Denominator for basic earnings per share – weighted average shares	2,903,374	2,889,095	2,897,988	2,880,703

Effect of dilutive securities:
Employee and non-employee options	75,296	52,558	62,616	62,055

Dilutive common shares
Denominator for diluted earnings per share	2,978,670	2,941,653	2,960,604	2,942,758

Basic earnings per share	$.11	$.04	$.32	$.21

Diluted earnings per share	$.11	$.04	$.31	$.20

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

Results of Operations:

Net sales were $10,702,000 for the quarter ended May 25, 2014 compared to $9,169,000 in the same period of the prior year, an increase of 17%. Year-to-date sales for the first three quarters of fiscal 2014 were $31,385,000 compared to $24,931,000 in the prior year, an increase of 26%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
	May 25, 2014	Percent of Total Sales	May 26, 2013	Percent of Total Sales	Dollar Percent Change	May 25, 2014	Percent of Total Sales	May 26, 2013	Percent of Total Sales	Dollar Percent Change
Recreational Vehicles	$8,950,000	83%	$7,109,000	77%	26%	$25,314,000	81%	$16,834,000	67%	50%
Energy	1,140,000	11%	1,358,000	15%	-16%	3,659,000	12%	6,176,000	25%	-41%
Aerospace Defense & Other	612,000	6%	702,000	8%	-13%	2,412,000	7%	1,921,000	8%	26%
Total Sales	$10,702,000	100%	$9,169,000	100%	17%	$31,385,000	100%	$24,931,000	100%	26%

The Company’s sales from its recreational vehicle market were up 26% for the fiscal 2014 third quarter as compared to the prior year quarter and its year-to-date sales were up 50%. Sales increases for the fiscal 2014 third quarter were primarily from a new product line that was introduced during the summer of 2013. Year-to-date sales also increased due to the same new product line, but were also affected by increases in demand from two other product lines as well as the substitution of newer product lines with higher per unit prices in replacement of product lines being phased out.

Sales from the Company’s energy business for the fiscal 2013 third quarter and year-to-date periods decreased by 16% and 41%, respectively. The Company’s fiscal third quarter’s sales in its shale fracturing business was comparable to the prior year while the overall decrease in energy based sales was driven primarily by a decrease in the Company’s oilfield equipment business as the Company’s primary customer in that sector continues to outsource to lower cost countries. Year-to-date sales are lower for Company’s shale fracturing business as the Company’s demand levels in the first six months of fiscal 2014 were lower than the prior year. Year-to-date oilfield equipment business is lower for the reason described previously.

Sales from the Company’s aerospace, defense and other markets decreased year over year in the Company’s fiscal 2014 third quarter by 13% while year-to-date sales increased 26%. Fluctuations in quarterly sales are normal for this segment of the Company’s business. Fiscal 2014 third quarter sales, while lower than the prior year fiscal third quarter, were in the range of normal quarterly sales. Year-to-date sales were higher in fiscal 2014 as sales were positively impacted by a strong fiscal first quarter as well as sales from the Company’s firearms business. The Company does not anticipate realizing any additional sales from the firearms business after its fiscal 2014 second quarter.

Gross margin increased to 13.8% for the quarter ended May 25, 2014 versus 10.1% in the prior year period. Gross margin were positively impacted by volume increases as well as manufacturing improvements made from the Company’s ongoing lean activity efforts. Year-to-date gross margins increased to 13.0% versus 12.8% in the prior year-to-date period with the positive impacts previously described being partially offset by labor inefficiencies and a higher level of fixed cost that occurred in the Company’s fiscal 2014 first quarter as compared to the prior year first quarter.

Selling and administrative expense was $883,000 for the quarter ended May 25, 2014 versus $689,000 in the prior year quarter. Year-to-date selling and administrative expense of $2,329,000 was $308,000 higher than the comparable prior year period. The quarterly and year-to-date increases are due in large measure to increased incentive compensation and accrued profit sharing.

Interest expense in the third quarter of fiscal 2014 was $99,000 as compared to $81,000 in the prior year quarter. Year-to-date interest expense for fiscal 2014 was $314,000 versus $243,000 in the prior year. The higher interest costs are a result of an overall higher level of long-term debt offset by a lower overall effective interest rate on that debt.

The Company recorded income tax expense at an effective tax rate of 36% for the quarter and year-to-date periods ended May 25, 2014 and May 26, 2013, respectively.

Liquidity and Capital Resources

On May 25, 2014 working capital was $7,425,000 as compared to $5,943,000 at August 25, 2013. The ratio of current assets to current liabilities at May 25, 2014 was 2.49 to 1.0 compared to 2.19 to 1.0 at August 25, 2013. Improvements in both ratios came primarily from the year-to date $3,614,000 in cash generated from operations in fiscal 2014 which led to an overall increase in the level of cash and cash equivalents.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. At May 25, 2014, the Company had a $1 million line of credit with its bank that had not been accessed.

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

Item 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 25, 2014 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: June 25, 2014	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & Chief Executive Officer

Date: June 25, 2014	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO