Form 10-K
period 2014-08-31
WSI INDUSTRIES, INC.
filed 2014-10-24
CIK 104897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2014

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

Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).    Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 21, 2014 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $18,992,000 based upon the closing sale price on that date of $6.53 as reported by The NASDAQ Capital Market. The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of October 15, 2014 was 2,908,893.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on December 18, 2014, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Description of Business.

WSI Industries, Inc. (the “Company”) makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These reports can be obtained by contacting the Company through its website at www.wsiindustries.com.

Overview

The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portions of Company revenues are derived from machining work for the aerospace/avionics/defense industries, recreational powersports vehicles (ATV and motorcycle) markets, energy industry and bioscience industry.

Contract manufacturing constitutes the Company's entire business.

Products and Services

The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials both purchased by the Company as well as being supplied by our customer.

Sales and Marketing

The Company’s sales increased 30% in fiscal 2012. The primary drivers of the increase were increased sales in the recreational vehicle market of 19% and a 78% increase in its energy business offsetting smaller declines in other portions of the Company’s business. Fiscal 2013 sales also increased, but at a slower rate than the preceding year with sales growth of 5% over fiscal 2012. In fiscal 2013, increases in sales in the recreational powersports market and aerospace and defense markets were mostly offset by a decline in the energy sector. Sales in fiscal 2014 increased 26% over the prior year with increased sales in the recreational powersports market again partially offset by a decrease in sales to the energy market. Sales to the recreational powersports vehicle market totaled approximately 80%, 70% and 62% of total sales in fiscal 2014, 2013 and 2012, respectively. Sales to the energy industry totaled approximately 12%, 22% and 31% of sales in fiscal 2014, 2013 and 2012, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 5%, 6% and 5% of total sales in fiscal 2014, 2013 and 2012, respectively. Sales to the bioscience and other industries amounted to approximately 1% - 3% of total sales in each of fiscal years 2012 – 2014.

The Company also measures its relative levels of business from a value add sales perspective. The Company defines value add sales as net sales less the cost of material value and the cost of outside service content of the material sold to the customer. The cost of material and outside services can vary widely. In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer. In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value. Due to these differences, the Company also measures market composition by value add sales. In fiscal 2014, the recreational vehicle market represented 60% of value add sales, the energy business 27%, and the aerospace/avionics/defense business 9% of value add sales. In fiscal 2013, the recreational vehicle market represented 51% of value add sales, the energy business 36%, and the aerospace/avionics/defense business 11% of value add sales. In fiscal 2012, the recreational vehicle market represented 41% of value add sales, the energy business 50%, and the aerospace/avionics/defense business 7% of value add sales.

The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

Customers

Sales were made to Polaris Industries, Inc. and related entities in the amount of $34,244,000, or 80% of total Company revenues, in fiscal 2014.

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

Employees

At August 31, 2014, the Company had 95 full-time employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

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

The economic conditions in the United States and around the world could adversely affect our financial results. Demand for our services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, consumer spending, financing availability, employment rates, interest rates, inflation, consumer confidence, and the profits, capital spending, and liquidity of large OEMs that we serve. The economic recession in 2009 in the markets we serve caused and could continue to cause our OEM customers to reduce ordering levels, resulting in reschedules, program delays or cancelled orders of our services having an adverse effect on our business and our financial results. In addition, some of our customers have their own internal machining capabilities. A downturn in one of their markets could result in them bringing machining services back in house and thus adversely affect our financial results.

One of our main markets is in the highly regulated energy industry. The energy industry we serve, and specifically the shale and gas fracturing (“fracking”) business, is controversial from an environmental perspective. Should environmental laws change to limit the fracking industry, it could have an adverse effect on our financial results.

We operate in the highly competitive and fragmented contract machining industry. We compete against many contract machining companies. We also compete with OEM in-house operations that are continually evaluating manufacturing products internally against the advantages of outsourcing. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with excess capacity, lower cost structures and availability of lower cost labor. The availability of excess manufacturing capacity of our competitors also creates competitive pressure on price and winning new business. We also face competition from companies that are based in low cost countries. These companies may have lower cost structures and the availability of lower cost labor. To respond to competitive pressures, we may be required to reduce our prices to customers or increase discounts to customers, which would result in lower gross profit margins and decreased revenue. These factors also impact the Company’s ability to obtain additional manufacturing programs and retain our current programs.

Controlling manufacturing costs is a significant factor in operating results. The Company’s ability to manage its costs on existing manufacturing programs and its ability to curtail costs and expenses on potential new manufacturing programs could have a significant impact on the Company’s operating results. The Company also faces increasing quality requirements from its customers that could have an impact on the costs to manufacture product.

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2014, 2013 and 2012, one customer in the recreational vehicle market accounted for 80%, 70% and 62% of our revenue, respectively. In addition, in fiscal years 2014, 2013 and 2012, the Company had two customers in the energy industry accounting for 10%, 19% and 31% of our sales, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers it could have an adverse effect on our results from operations.

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

Complying with securities laws and regulations is costly for us. Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations promulgated by the SEC and Nasdaq, are creating particular challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting have required, and will continue to require, the expenditure of significant financial and managerial resources. In addition to Sarbanes-Oxley, we also have been and will continue to be required to expend financial and managerial resources to comply with the SEC requirement that mandates that our quarterly and yearly filings with them be in an XBRL readable format as well requirements related to the Conflict Minerals Reporting as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item2.	Properties.

The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. In fiscal 2008, the Company commenced an addition to its facility and with its completion in early fiscal 2009 the addition added 12,500 square feet of manufacturing space. In August 2012, the Company announced a second expansion of 47,000 square feet which roughly doubled the amount of manufacturing space the Company had and increased the total facility size to approximately 107,000 square feet. The expansion was completed in fiscal 2013 and cost approximately $3.8 million which was paid for by a combination of cash on hand and a new mortgage agreement with its bank which was finalized in May 2013.

The new mortgage with its bank was for $4.2 million, carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018. The new mortgage satisfied the original mortgage of $1.1 million and provided the Company $3.1 million to use toward its building expansion project. The original mortgage carried an interest rate of 4.38% with monthly payments of $7,637 based on a 25-year amortization schedule.

The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of its business.

Item 3.	Legal Proceedings.

The Company is not a party to any material legal proceedings; we may be subject from time to time ordinary routine litigation incidental to its business.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market LLC under the symbol “WSCI.”

As of October 22, 2014 there were 311 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2014:
First quarter	$6.69	$5.77
Second quarter	6.55	5.85
Third quarter	8.00	6.44
Fourth quarter	9.17	7.25

FISCAL 2013:
First quarter	$8.19	$6.71
Second quarter	7.19	6.11
Third quarter	6.85	4.80
Fourth quarter	6.20	5.16

In fiscal years 2014 and 2013, the Company paid a quarterly cash dividend of $.04 per share in each quarter. The Company expects to continue its quarterly dividend program, subject to its financial performance.

The following table sets forth information regarding our equity compensation plans in effect as of August 31, 2014. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:

2005 Stock Plan	303,251	$5.30	148,962

Total	303,251	$5.30	148,962

There are no outstanding equity compensation plans not approved by shareholders.

The Company made no repurchases of its common stock in fiscal year 2014.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no significant changes to our critical accounting policies during fiscal 2014.

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

Goodwill Impairment:

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2014 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets consists primarily of the Company’s alternative minimum tax (AMT) tax credit carryforward. The Company’s AMT tax credit carryforward does not expire. The Company believes that given that the AMT tax credit carryforward doesn’t expire and also the Company’s profitability in recent years that the Company is more likely than not to fully utilize its tax credit carryforwards. However, a significant loss of a customer or a change in the Company’s business could affect the realization of the deferred tax assets. If a major program were discontinued, the Company would immediately assess the impact of the loss of the program on the realization of the deferred tax assets.

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

Liquidity and Capital Resources:

The Company’s net working capital at the end of fiscal 2014 was $7,967,000 as compared to $5,943,000 at the end of fiscal 2013. The increase occurred due to an increase in cash primarily attributable to $3,925,000 in cash generated from operations, as well as the increase in accounts receivable and inventories due to the increase in the level of the Company’s business. The ratio of current assets to current liabilities increased to 2.49 to 1.0 at August 31, 2014 from 2.19 to 1.0 at the end of the prior fiscal year due primarily to reasons described above. The Company generated $3,925,000, $2,021,000 and $2,188,000 in cash from operations in fiscal 2014, 2013 and 2012, respectively.

In fiscal 2014 and fiscal 2013, additions to property, plant and equipment either by cash or financing were $229,000 and $7,849,000, respectively. In fiscal 2013, the Company entered into a new mortgage that provided $3,152,000 of financing for the Company’s building addition. The Company also entered financing agreements of $3,628,000 for machinery acquired in fiscal 2013. In fiscal 2012, the Company had $3,696,000 in additions to property, plant and equipment, of which $3,114,000 was acquired using financing arrangements.

There were no major pieces of equipment acquired during fiscal 2014. In fiscal 2013, the Company added one milling machine in its fiscal first quarter, and then added eight more machines during its fiscal third and fourth quarters. The machines were needed for new programs as well as increased capacity in its recreational powersports vehicle business. In fiscal 2013, the Company also completed a 47,000 square foot addition to its manufacturing facility that cost approximately $3.8 million. In the fiscal 2012 first quarter, the Company added two milling machines and a lathe to supplement and increase capacity in its energy business. In the Company’s fiscal 2012 second quarter, another milling machine was added for increased capacity of a new program in the Company’s recreational vehicle market. In the Company’s fiscal 2012 third quarter, a lathe was purchased to add capacity in the energy business. In the fiscal 2012 fourth quarter, the Company implemented a robotic automation work cell for a new program and increased capacity in the recreational vehicle market. The work cell consisted of two milling machines and an automated robot.

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

At February 1, 2014, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 1, 2015, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. No balances were owed at August 31, 2014 and August 25, 2013 on the credit line.

The Company’s total debt was $10,170,000 at August 31, 2014 which consisted of a mortgage on its building of $4,005,000 and debt secured by production equipment of $6,165,000. Current maturities of long-term debt consist of $1,453,000 due on equipment related debt and $162,000 on its building related debt. During fiscal 2014, the Company made principal payments on its debt of $1,920,000. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2015.

Results of Operations:

The Company experienced a sales increase of 26% in fiscal 2014 which came on top of a 5% increase in fiscal 2013. Net sales in fiscal 2014 were $42.7 million as compared to $34.0 million in fiscal 2013 and $32.5 million in fiscal 2012. The increase in fiscal 2014 came from a 45% increase in sales from recreational powersports market partially offset by a 28% decrease in the Company’s energy business. The increase in the fiscal 2013 sales was driven by a 17% increase in recreational powersports vehicle market sales as well as a 32% increase in aerospace and defense sales partially offset by a 27% decrease in the Company’s energy business.

The following is a reconciliation of sales by major market:

	Fiscal 2014	Fiscal 2013	Fiscal 2012

Recreational vehicle	$34,244,000	$23,695,000	$20,248,000
Aerospace and defense	2,273,000	2,162,000	1,641,000
Energy	5,308,000	7,399,000	10,150,000
Biosciences & Other	889,000	709,000	417,000
	$42,714,000	$33,965,000	$32,456,000

The increase in sales in the recreational vehicle market in both fiscal 2014 and fiscal 2013 resulted from the overall increase in demand from the Company’s largest customer for the parts the Company supplies as well as new programs that had been awarded and started in both fiscal years.

Sales from the Company’s aerospace and defense markets were up slightly in fiscal 2014 with growth of 5% over the prior year. The growth is not attributable to any one factor as sales to the Company’s customers in these markets were mixed with some customers slightly up while others slightly down from the prior year. In fiscal 2013, sales from the Company’s aerospace and defense markets were up $521,000 or 32% from fiscal 2012. The increase is primarily attributable to general increase in the level of business coming from all of the Company’s aerospace and defense customers.

Sales in the Company’s energy business were down 28% in fiscal 2014 as compared to the prior year. All of the Company’s customers in the energy market have their own internal machining capabilities and therefore the Company’s sales are generated primarily when their customers have limited machining capacity and need to outsource. This fact tends to create volatility in the Company’s sales to the energy industry on top of an energy market that has volatile tendencies. The Company’s two main customers engage in providing equipment to the oil and gas shale fracturing (“fracking”) sector as well as the oil field equipment industry. Sales in fiscal 2014 for both segments were down, with the decreases in the fracking business due to lower levels of demand from the Company’s customer, while the oilfield segment customer decrease in the level of business appears to be related to the customer sourcing certain components to their own facilities in other countries. Sales in the Company’s energy business were down 27% in fiscal 2013 as compared to fiscal 2012 for primarily the same reasons.

Sales to the Company’s biosciences and other industries increased 25% in fiscal 2014 over the prior year due primarily to one-time sales to the firearms industry that will not occur in future periods. Sales in fiscal 2013 increased over 2012 due to sales from an assembly program that has had intermittent sales since fiscal 2013. However, the effect on overall Company sales is relatively small as sales from these markets only amount to approximately 1% - 3% of total sales.

The Company’s gross margin increased slightly to 12.6% in fiscal 2014 from 12.3% in fiscal 2013. The Company’s gross margin in fiscal 2012 was 17.8%. The fiscal 2014 increase was primarily due to efficiencies gained with volume increases offset by a higher material content of sales as well as higher fixed costs. The fiscal 2013 decrease relates to the lower level of energy business which led to excess capacity and a higher percentage of sales in fixed costs such as depreciation in that business. In fiscal 2013, the Company also experienced inefficiencies created from startups in both its recreation powersports vehicle business as well as its new firearms business.

The Company’s margins can also vary widely depending on whether the Company purchases its raw material or whether raw material is provided or consigned to them by its customer. Generally, the Company will experience a higher gross margin percentage of sales where material has been consigned or provided by the customer. Therefore, in any particular quarter or year, the Company’s gross margin can vary depending on the mix of parts sold and whether those parts had material that was purchased or had material that had been consigned to them.

No significant sales of obsolete items occurred in fiscal years 2012 through 2014 and, correspondingly, no significant gross margin was recognized.

Selling and administrative expense in fiscal 2014 was approximately $3,077,000, an increase of $381,000 over the fiscal 2013 amount of approximately $2,696,000. The increase in selling and administrative expense in fiscal 2014 is mostly attributable to increased incentive compensation and profit sharing expense as well as higher payroll costs. Selling and administrative expense in fiscal 2013 decreased $464,000 from fiscal 2012. The decrease in fiscal 2013 was due primarily to decreased payroll and benefit costs due to lower incentive compensation and profit sharing expense. Included in selling and administrative cost was non-cash stock option compensation expense of $242,000, $247,000 and $198,000 in fiscal years 2014, 2013 and 2012, respectively. In addition, the Company incurred professional service expense in each of those three fiscal years in connection with its analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act.

Interest expense in fiscal 2014 increased to $410,000 from $353,000 in fiscal 2013 due to a higher average level of debt throughout the year partially offset by a lower overall interest rate level. Interest expense in fiscal 2013 increased $37,000 to $353,000 from fiscal 2012, due primarily to a higher average level of debt.

The Company recorded income taxes at an effective tax rate of 36% for fiscal years 2014, 2013 and 2012, respectively. The Company had no valuation allowance on its deferred tax assets during 2014 and 2013.

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

See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 24, attached hereto, which consolidated financial statements are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, Benjamin T. Rashleger, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 31, 2014 our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company's internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 31, 2014, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B.	Other Information.

None.

PART III

Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 31, 2014 and such information required by such items is incorporated herein by reference from the proxy statement.

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

10.31

First Amendment to Term Loan Agreement dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A.. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2014.

10.32

Third Amendment to Revolving Loan Agreement and First Amendment to Amended and Restated Revolving Credit Promissory Note dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 31, 2014.

Exhibit No.	Description
10.33

Acknowledgement of Guarantors dated January 31, 2014 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated January 31, 2014.

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

DATE: October 24, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin T. Rashleger	President, Chief Executive Officer	October 24, 2014
Benjamin T. Rashleger	and Director

/s/ Michael J. Pudil	Director	October 24, 2014
Michael J. Pudil

/s/ Thomas C. Bender	Director	October 24, 2014
Thomas C. Bender

/s/ Burton F. Myers II	Director	October 24, 2014
Burton F. Myers II

/s/ James D. Hartman	Director	October 24, 2014
James D. Hartman

/s/ Jack R. Veach	Director	October 24, 2014
Jack R. Veach

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets - August 31, 2014 and August 25, 2013	24
Consolidated Statements of Income - Years Ended August 31, 2014, August 25, 2013 and August 26, 2012	25
Consolidated Statements of Stockholders' Equity - Years Ended August 31, 2014, August 25, 2013 and August 26, 2012	26
Consolidated Statements of Cash Flows - Years Ended August 31, 2014, August 25, 2013 and August 26, 2012	27
Notes to Consolidated Financial Statements	28-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

WSI Industries, Inc.

Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 31, 2014 and August 25, 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 31, 2014 and August 25, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2014, in conformity with United States generally accepted accounting principles.

/s/	Schechter Dokken Kanter
Andrews & Selcer Ltd

Minneapolis, Minnesota

October 24, 2014

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2014 AND AUGUST 25, 2013

	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$3,233,436	$1,906,218
Accounts receivable, less allowance for doubtful accounts of $10,074	5,963,498	5,318,285
Inventories (Note 2)	3,767,027	3,279,506
Prepaid and other current assets	227,699	310,482
Deferred tax assets (Note 6)	112,829	118,280
Total current assets	13,304,489	10,932,771

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	6,256,562	6,170,663
Machinery and equipment	20,050,825	19,907,976
Less accumulated depreciation	(13,822,873)	(11,598,926)
Total property, plant, and equipment	13,303,514	15,298,713

Other assets (Note 10):
Goodwill and other assets	2,383,157	2,387,168
	$28,991,160	$28,618,652

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$2,869,029	$2,605,249
Accrued compensation and employee withholdings	699,987	397,170
Other accrued expenses	153,913	65,555
Current portion of long-term debt (Note 3)	1,615,041	1,921,708
Total current liabilities	5,337,970	4,989,682

Long-term debt, less current portion (Note 3)	8,555,243	10,168,597

Deferred tax liabilities (Note 6)	1,983,672	1,322,443

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,908,893 shares and 2,903,852 respectively	290,889	290,384
Capital in excess of par value	3,480,450	3,314,193
Deferred compensation	(24,644)	(73,874)
Retained earnings	9,367,580	8,607,227
Total stockholders’ equity	13,114,275	12,137,930
	$28,991,160	$28,618,652

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2014, AUGUST 25, 2013 AND AUGUST 26, 2012

	2014	2013	2012

Net sales (Note 8)	$42,714,240	$33,965,272	$32,455,953

Cost of products sold	37,319,981	29,785,439	26,692,413
Gross margin	5,394,259	4,179,833	5,763,540

Selling and administrative expense	3,076,663	2,695,723	3,160,092
Interest and other income	(5,404)	(9,105)	(14,377)
Interest expense	410,165	353,079	315,694
	3,481,424	3,039,697	3,461,409

Income before income taxes	1,912,835	1,140,136	2,302,131

Income taxes (Note 6)	688,711	410,449	828,769

Net income	$1,224,124	$729,687	$1,473,362

Basic earnings per share	$.42	$.25	$.52

Diluted earnings per share	$.41	$.25	$.51

Cash dividend per share	$.16	$.16	$.16

Weighted average number of common shares outstanding, basic	2,899,576	2,882,949	2,849,066

Weighted average number of common shares outstanding, diluted	2,964,384	2,942,827	2,902,903

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Amount	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity

Balance at August 28, 2011	2,889,567	$288,957	$3,149,674	$(275,106)	$7,322,100	$10,485,625

Net income	-	-	-	-	1,473,362	1,473,362
Restricted stock grants	38,662	3,866	209,715	(213,581)	-	-
Restricted stock vesting	-	-	(86,116)	86,116	-	-
Stock option compensation	-	-	198,009	-	-	198,009
Restricted stock grants not earned and payment of withholding taxes	(25,218)	(2,522)	(159,089)	132,314	-	(29,297)
Exercise of stock appreciation rights and payment of withholding taxes	10,401	1,040	(5,958)	-	-	(4,918)
Dividends paid	-	-	-	-	(456,081)	(456,081)

Balance at August 26, 2012	2,913,412	$291,341	$3,306,235	$(270,257)	$8,339,381	$11,666,700

Net income	-	-	-	-	729,687	729,687
Restricted stock grants	443	44	2,656	(2,700)	-	-
Restricted stock vesting	-	-	(61,615)	61,615	-	-
Stock option compensation	-	-	247,392	-	-	247,392
Restricted stock grants not earned and payment of withholding taxes	(28,875)	(2,889)	(167,825)	137,468	-	(33,246)
Exercise of stock appreciation rights and payment of withholding taxes	18,872	1,888	(12,650)	-	-	(10,762)
Dividends paid	-	-	-	-	(461,841)	(461,841)

Balance at August 25, 2013	2,903,852	$290,384	$3,314,193	$(73,874)	$8,607,227	$12,137,930

Net income	-	-	-	-	1,224,124	1,224,124
Restricted stock grants	197	20	1,230	(1,250)	-	-
Restricted stock vesting	-	-	(50,480)	50,480	-	-
Stock option compensation	-	-	241,662	-	-	241,662
Restricted stock grants payment of withholding taxes	(3,532)	(353)	(21,656)	-	-	(22,009)
Exercise of stock options and appreciation rights and payment of withholding taxes	8,376	838	(4,499)	-	-	(3,661)
Dividends paid	-	-	-	-	(463,771)	(463,771)

Balance at August 31, 2014	2,908,893	$290,889	$3,480,450	$(24,644)	$9,367,580	$13,114,275

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2014, AUGUST 25, 2013 AND AUGUST 26, 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,224,124	$729,687	$1,473,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,223,946	1,864,631	1,459,617
Amortization	4,011	1,337	-
Net tax benefits related to share based compensation	-	(26,063)	(32,384)
Gain on sale of property, plant and equipment	-	(6,101)	(9,000)
Deferred taxes	684,071	385,962	808,171
Stock option compensation	241,662	247,392	198,009
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(645,213)	(119,298)	(1,906,760)
Inventories	(487,521)	(359,116)	(904,065)
Prepaid and other current assets	82,783	(91,850)	8,607
Increase (decrease) in accounts payable and accrued expenses	598,055	(605,793)	1,092,159
Net cash provided by operating activities	3,925,918	2,020,788	2,187,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	-	6,101	9,000
Additions to property, plant, and equipment	(228,747)	(4,220,979)	(582,304)
Net cash used in investing activities	(228,747)	(4,214,878)	(573,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	3,151,995	-
Payment of long-term debt	(1,920,021)	(1,529,377)	(1,198,832)
Net tax benefits related to share based compensation	-	26,063	32,384
Issuance of common stock	13,840	21,560	-
Deferred financing costs	-	(20,053)	-
Dividends paid	(463,772)	(461,841)	(456,081)
Net cash provided by (used in) financing activities	(2,369,953)	1,188,347	(1,622,529)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,327,218	(1,005,743)	(8,117)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,906,218	2,911,961	2,920,078

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,233,436	$1,906,218	$2,911,961

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$408,492	$350,583	$317,306
Payroll withholding taxes in cashless stock option exercise	39,509	91,632	66,599
Income taxes	5,404	24,487	18,807
Noncash investing and financing activities:
Acquisition of machinery through debt	-	3,627,538	3,114,078

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2014, AUGUST 25, 2013 AND AUGUST 26, 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description – WSI Industries, Inc. and Subsidiaries (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year - WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2014 consisted of 53 weeks while fiscal 2013 and 2012 each consisted of 52 weeks.

Basis of Presentation - The consolidated financial statements include the accounts of WSI Industries, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less. At times bank balances may exceed federally insured limits. The Company has experienced no losses with this practice. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

Inventories - Inventory costs are determined using the average cost method and consist of material, direct labor, and manufacturing overhead. They are valued at the lower of cost or market by comparing the cost of each item in inventory to its most recent sales price or sales order price. Inventory cost is adjusted down for any excess of cost over the net realizable value of inventory components.

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

Goodwill - The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2014 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

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

Date of Grant in fiscal -	2014	2013	2012
Dividend yield	2.2%-2.6%	2.3%-3.3%	3.1%-3.2%
Expected volatility	52.4%-62.6%	72.4%-79.0%	79.8%
Risk free interest rate	1.6%-2.9%	.8%-1.9%	.9%-2.0%
Expected term (years)	5-10	5-10	5-10

ASC 718 also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature.

The Company granted shares of non-vested restricted stock to various employees during the year ended August 26, 2012 that consisted of outright stock grants. These non-vested restricted stock grants vest over three years with the grantees of the restricted stock entitled to receive dividends in additional shares of restricted stock that also vest yearly and to voting rights for the shares. The shares are accounted for under ASC 718 as expense over the period that they vest. The shares are also reflected in stockholder’s equity as deferred compensation which is calculated at the value of the shares at the date of the grant.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our financial statements.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 31, 2014	August 25, 2013

Raw material	$2,018,080	$1,606,358
WIP	823,704	993,177
Finished goods	925,243	679,971
	$3,767,027	$3,279,506

3.	DEBT

Long-term debt consists of the following:

	August 31, 2014	August 25, 2013

Building related mortgages & term debt	$4,004,765	$4,162,425
Capitalized lease obligations	6,165,519	7,927,880
	10,170,284	12,090,305
Less current portion	1,615,041	1,921,708
Long-term debt	$8,555,243	$10,168,597

In August 2012, the Company announced that it was expanding its Monticello, Minnesota facility. The 47,000 square foot expansion roughly doubled the amount of manufacturing space of the Company had and increased the total facility size to approximately 107,000 square feet. The expansion was completed in the Company’s fiscal 2013 fourth quarter and cost approximately $3.8 million which was paid for by a combination of cash on hand and a new mortgage agreement with its bank which was finalized in May 2013.

The new mortgage with its bank was for $4.2 million, carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018. The new mortgage satisfied the original mortgage of $1.1 million and provided the Company $3.1 million to use toward its building expansion project. The original mortgage that has been paid off had an interest rate of 4.38% with monthly payments of $7,637 based on a 25-year amortization schedule. Both the new and original mortgages were secured by all assets of the Company.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2015	$1,615,041
2016	1,346,483
2017	1,370,066
2018	4,625,741
2019	793,049
Thereafter	419,904

Included in the consolidated balance sheet at August 31, 2014 are cost and accumulated depreciation on equipment subject to capitalized leases of $11,587,284 and $5,625,683, respectively. At August 25, 2013, the amounts were $12,749,183 and $5,019,442, respectively. The capital leases carry interest rates from 3.5% to 6.9% and mature from 2015 – 2020.

The present value of the net minimum payments on capital leases which is included in long-term debt as of August 31, 2014 is as follows:

Fiscal years ending August:
2015	$1,665,291
2016	1,336,547
2017	1,309,416
2018	1,187,944
2019	822,233
Thereafter	426,587
Total minimum lease payments	6,748,018
Less amount representing interest	582,499
Present value of net minimum lease payments	6,165,519
Current portion	1,452,769
Capital lease obligation, less current portion	$4,712,750

Line of Credit:

At February 1, 2014, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company could borrow up to $1 million. The agreement expires on February 1, 2015, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum net worth ratio, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio. At August 31, 2014, the Company was in compliance with these provisions. There were no amounts outstanding related to its revolving credit agreement at August 31, 2014 and August 25, 2013, respectively.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 31, 2014.

5.	STOCK-BASED COMPENSATION

Stock Options - The 2005 Stock Option Plan was approved and 600,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has a term of 10 years and will expire in 2015. Stock options vest over a period of six months to three years.

Option transactions during the three years ended August 31, 2014 are summarized as follows:

	2005 Stock
	Option Plan
		Average
	Shares	Price
Outstanding at August 28, 2011	248,166	$4.16
Granted	47,500	5.09
Forfeited	(3,500)	4.99
Exercised	(27,666)	3.02
Outstanding at August 26, 2012	264,500	$4.44
Granted	68,750	6.41
Forfeited	(4,834)	6.02
Lapsed	(4,000)	5.39
Exercised	(64,500)	4.20
Outstanding at August 25, 2013	259,916	$4.97
Granted	70,250	6.23
Exercised	(26,915)	4.63
Outstanding at August 31, 2014	303,251	$5.30

Of the 26,915, 64,500 and 27,666 stock options from the 2005 Plan that were exercised in fiscal 2014, 2013 and 2012, 18,539, 45,628 and 17,265 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes, respectively.

The weighted fair value of options granted during the years ended August 31, 2014, August 25, 2013 and August 26, 2012 was $3.20, $3.83 and $2.86, respectively. The total intrinsic value of options exercised for the years August 31, 2014, August 25, 2013 and August 26, 2012 was $58,087, $183,075 and $111,922, respectively. The intrinsic value for options outstanding at August 31, 2014 was $698,985.

Cash received from option exercises for years ended August 31, 2014, August 25, 2013 and August 26, 2012 was $13,840, $21,560 and $0, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $26,063 and $32,384 for fiscal years 2013 and 2012, respectively.

As of August 31, 2014, there was $207,227 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 31, 2014, there were 15,000 shares with an exercise price of $2.13, 47,500 shares with exercise prices between $3.00 and $3.47 and 240,751 options outstanding with exercise prices between $4.93 and $7.45. At August 31, 2014, outstanding options had a weighted-average remaining contractual life of 6.8 years.

The number of options exercisable as of August 31, 2014, August 25, 2013 and August 26, 2012 were 228,747, 199,080 and 212,496, respectively, at weighted average share prices of $4.97, $4.64 and $4.24 per share, respectively. At August 31, 2014, there were 74,504 options that had not vested. The aggregate intrinsic values of options exercisable as of August 31, 2014, August 25, 2013, and August 26, 2012 was $601,419, $310,786 and $629,192, respectively, with weighted-average remaining contractual lives of 6.1, 5.9 and 6.4 years.

The Company also grants non-vested restricted shares as part of the 2005 Stock Option Plan. These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned. Non-vested restricted share transactions during the three years ended August 31, 2014 are as follows:

	Options	Average Price
Outstanding at August 28, 2011	54,143	$5.08
Granted	38,662	5.52
Vested	(22,537)	3.77
Forfeited	(19,661)	6.77
Outstanding at August 26, 2012	50,607	$5.35
Granted	443	6.09
Vested	(13,259)	4.60
Forfeited	(23,850)	5.78
Outstanding at August 25, 2013	13,941	$5.34
Granted	197	6.35
Vested	(9,362)	5.37
Outstanding at August 31, 2014	4,776	$5.16

As of August 31, 2014, there was $7,885 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1 year. The total intrinsic value of restricted stock options that vested during the year ended August 31, 2014 was $58,779.

6.	INCOME TAXES

Income taxes consisted of the following:

	Years Ended
	August 31, 2014	August 25, 2013	August 26, 2012
Current:
Federal	$-	$-	$-
State	22,616	12,229	23,224
	22,616	12,229	23,224
Deferred:
Federal	650,454	387,646	782,726
State	15,641	10,574	22,819
	666,095	398,220	805,545
Total	$688,711	$410,449	$828,769

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 31, 2014	August 25, 2013	August 26, 2012

Ordinary federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes net of federal tax effect	2.0	2.0	2.0
Effective rate	36.0%	36.0%	36.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. Temporary differences and net operating loss carryforwards comprising the net deferred taxes on the balance sheet are as follows:

	August 31, 2014	August 25, 2013
Deferred Tax Assets
Accrued liabilities	$62,176	$71,460
Inventory valuation adjustments	47,134	30,546
Net operating loss carryforwards	37,230	932,528
Tax credit carryforwards	326,138	487,914
Stock option expense	253,477	209,651
Other	5,607	25,878
	731,762	1,757,977
Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(2,602,605)	(2,962,140)

Net deferred taxes	$(1,870,843)	$(1,204,163)

Based on the long-term nature of its net operating loss carryforwards and the Company’s recent operating history and growth in prior years, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is deemed necessary.

As of August 31, 2014, the Company had utilized all of its federal net operating loss carryforwards while it had state net operating loss carryforwards of approximately $380,000 expiring in 2016. Also as of August 31, 2014, the Company had $301,000 in federal alternative minimum tax (AMT) credit carryforward that has no expiration. The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities.

The Company files a consolidated U.S. federal income tax return, as well as multiple state income tax returns. The federal and state income tax returns for the fiscal years 2011 – 2013 remain subject to examination. The Company classifies interest and penalties arising from unrecognized income tax positions in the statement of operations as general and administrative expenses if they occur.  At August 31, 2014 and August 25, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

7.	EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan. Profit sharing contributions are discretionary and are based on Company results. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2014, 2013 and 2012, were $321,337, $227,581 and $344,251, respectively.

8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to three customers that exceeded 10 percent of total sales during fiscal years 2014, 2013 and 2012 as listed below:

	2014	2013	2012
Customer # 1	$34,244,000	$23,695,000	$20,248,000
Customer # 2	$1,772,000	$3,033,000	$4,829,000
Customer # 3	$2,395,000	$3,583,000	$5,131,000

The Company had accounts receivable from customer #1 of $4,298,000 and $3,661,000 at August 31, 2014 and August 25, 2013, respectively. The Company had accounts receivable from customer #2 of $187,000 and $233,000 at August 31, 2014 and August 25, 2013, respectively. The Company had accounts receivable from customer #3 of $605,000 and $251,000 at August 31, 2014 and August 25, 2013, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with these customers.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012

Net Income	$1,224,124	$729,687	$1,473,362
Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,899,576	2,882,949	2,849,066

Effect of dilutive securities; employee and non-employee options	64,808	59,878	53,837

Dilutive common shares; denominator for diluted earnings per share	2,964,384	2,942,827	2,902,903

Basic earnings per share	$.42	$.25	$.52

Dilutive earnings per share	$.41	$.25	$.51

Stock options to purchase 85,113 and 15,334 shares of common stock were outstanding during the years ended August 25, 2013 and August 26, 2012, respectively, but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

10.	OTHER ASSETS

Other assets consist of goodwill which resulted from costs from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $14,705 (net of accumulated amortization of $5,347) incurred in connection with the mortgage discussed in Note 3.

11.	CLAIMS AND CONTINGENCIES

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