Form 10-Q
period 2014-11-30
WSI INDUSTRIES, INC.
filed 2014-12-23
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,908,884 shares of common stock were outstanding as of December 19, 2014.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets November 30, 2014 and August 31, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Income Thirteen weeks ended November 30, 2014 and November 24, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirteen weeks ended November 30, 2014 and November 24, 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8-10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 6.	Exhibits	11

Signatures		11

Part I.    Financial Information

  Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2014	2014
Assets

Current Assets:
Cash and cash equivalents	$3,090,164	$3,233,436
Accounts receivable	4,974,781	5,963,498
Inventories	4,534,602	3,767,027
Prepaid and other current assets	274,503	227,699
Deferred tax assets	107,888	112,829
Total Current Assets	12,981,938	13,304,489

Property, Plant and Equipment – Net	12,831,022	13,303,514

Goodwill and other assets, net	2,382,155	2,383,157

Total Assets	$28,195,115	$28,991,160

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,494,399	$2,869,029
Accrued compensation and employee withholdings	417,637	699,987
Other accrued expenses	270,990	153,913
Current portion of long-term debt	1,536,952	1,615,041
Total Current Liabilities	4,719,978	5,337,970

Long-term debt, less current portion	8,203,321	8,555,243

Deferred tax liabilities	2,060,348	1,983,672

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,908,884 and 2,908,893 shares, respectively	290,888	290,889
Capital in excess of par value	3,525,327	3,480,450
Deferred compensation	(22,799)	(24,644)
Retained earnings	9,418,052	9,367,580
Total Stockholders’ Equity	13,211,468	13,114,275
Total Liabilities and Stockholders’ Equity	$28,195,115	$28,991,160

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended
	November 30,	November 24,
	2014	2013

Net sales	$10,098,171	$10,199,321

Cost of products sold	9,058,939	8,848,581

Gross margin	1,039,232	1,350,740

Selling and administrative expense	699,786	700,165
Interest and other income	(1,503)	(984)
Interest and other expense	88,469	113,229
Earnings from operations before income taxes	252,480	538,330

Income taxes	85,843	193,799

Net income	$166,637	$344,531

Basic earnings per share	$.06	$.12

Diluted earnings per share	$.06	$.12

Cash dividend per share	$.04	$.04

Weighted average number of common shares outstanding, basic	2,904,331	2,892,264

Weighted average number of common shares outstanding, diluted	2,961,014	2,949,812

See notes to condensed consolidated financial statements.

 WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
	November 30,	November 24,
	2014	2013
Cash Flows From Operating Activities:
Net income	$166,637	$344,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	505,187	569,138
Amortization	1,002	1,003
Deferred taxes	65,843	193,799
Stock option compensation expense	46,950	45,553
Changes in assets and liabilities:
Decrease in accounts receivable	988,717	504,559
Increase in inventories	(767,575)	(89,840)
Decrease (increase) in prepaid expenses	(46,804)	244,888
Decrease in accounts payable and accrued expenses	(524,358)	(360,815)
Net cash provided by operations	435,599	1,452,816

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(32,695)	(26,130)
Net cash used in investing activities	(32,695)	(26,130)

Cash Flows From Financing Activities:
Payments of long-term debt	(430,011)	(491,215)
Dividends paid	(116,165)	(115,704)

Net cash used in financing activities	(546,176)	(606,919)

Net Increase (Decrease) In Cash And Cash Equivalents	(143,272)	819,767

Cash And Cash Equivalents At Beginning Of Year	3,233,436	1,906,218

Cash And Cash Equivalents At End Of Reporting Period	$3,090,164	$2,725,985

Supplemental cash flow information:
Cash paid during the period for:
Interest	$88,469	$113,610
Payroll withholding taxes in cashless stock option exercise	$230	$12,797
Income taxes	$20,000	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of November 30, 2014, the condensed consolidated statements of income for the thirteen weeks ended November 30, 2014 and November 24, 2013 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 31, 2014 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES

            Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 30,	August 31,
	2014	2014

Raw material	$2,352,602	$2,018,080
WIP	1,076,604	823,704
Finished goods	1,105,396	925,243
	$4,534,602	$3,767,027

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 30, 2014 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $13,703 (net of accumulated amortization of $6,350) incurred in connection with a mortgage agreement entered into with the Company’s bank.

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

5.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 30,	November 24,
	2014	2013
Numerator for earnings per share:
Net income	$166,637	$344,531

Denominator:
Denominator for basic earnings per share - weighted average shares	2,904,331	2,892,264

Effect of dilutive securities:
Employee and non-employee options	56,683	57,548

Dilutive common shares
Denominator for diluted earnings per share	2,961,014	2,949,812

Basic earnings per share	$.06	$.12

Diluted earnings per share	$.06	$.12

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

The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Results of Operations:

Net sales were $10,098,000 for the first quarter of fiscal year 2015 ending November 30, 2014, a 1% decrease from the same period of the prior year. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
		Percent		Percent	Dollar
	November 30,	of Total	November 24,	of Total	Percent
	2014	Sales	2013	Sales	Change

ATV & Motorcycle	$7,918,000	78%	$7,852,000	77%	1%
Energy	1,507,000	15%	1,323,000	13%	14%
Aerospace, Defense & Other	673,000	7%	1,024,000	10%	-34%
Total Sales	$10,098,000	100%	$10,199,000	100%	-1%

The Company also measures its relative levels of business from a value add sales perspective. The Company defines value add sales as net sales, less the cost of material and the cost of outside service content of the parts sold to its customers. By this definition, value add sales are then the net value of the machining services that we provide to our customers.

The cost of material and outside services can vary widely. In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer. In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value. The mix of product sold, product with consigned material versus product with purchased material content, can have large impacts in the end level of net sales and gross margin in any given quarter or year. In the first quarter ended November 30, 2014, the Company’s net sales decreased 1% versus the prior year quarter, however, the Company’s value add sales decreased by 6%.

Sales from the Company’s ATV and motorcycle markets increased 1% in the fiscal 2015 first quarter as compared to the prior year’s first quarter. During the fiscal 2015 first quarter, the demand for the Company’s products demand varied across its product lines as some lines experienced an increase from the prior year while other lines experienced a decrease. The Company views these increases and decreases as normal fluctuations that can occur when comparing one quarter to a prior year quarter.

Sales from the Company’s energy business for the fiscal first quarter of 2015 increased by 13% versus the prior year’s first quarter. The Company’s fiscal first quarter’s sales experienced an increase in it sales to its shale fracturing customers which offset a decline in other sectors of the Company’s energy business.

Sales from the Company’s aerospace, defense and other markets decreased in the Company’s fiscal first quarter of 2015 by 34% as compared to the fiscal first quarter of 2014. The decrease is partially attributable to one of the Company’s customers losing two defense related programs that the Company supplied parts for, as well as a cyclical decrease in demand from two other customers. The Company’s sales also decreased due to no sales in its firearms business in fiscal 2015. The Company had sales in its firearm’s business in the first quarter of fiscal 2014.

Gross margin decreased to 10.3% of net sales for the quarter ending November 30, 2014 as compared to 13.2% of net sales for the quarter ending November 24, 2013. Gross margin was negatively impacted by product mix, investments in quality and a lower level of sales and value add sales. The quarter was also affected by unusually large repair and maintenance costs to our equipment and higher product scrap costs.

Selling and administrative expense was $700,000 in both the fiscal 2015 first quarter as well as the prior year first quarter.

Interest expense in the first quarter of fiscal 2015 was $88,000 as compared to $113,000 in first quarter of fiscal 2014. The decrease was due to a lower overall level of debt.

The Company recorded income tax expense at an effective tax rate of 34% for the quarter ended November 30, 2014 and 36% for the quarter ended November 24, 2013.

Liquidity and Capital Resources:

At November 30, 2014, working capital was $8,262,000 which was a $295,000 increase as compared to $7,967,000 at August 31, 2014. The increase was due to offsetting factors but was primarily due to a decrease in trade accounts payable which drove a decrease in current liabilities that was larger than the decrease in current assets that occurred during the fiscal 2015 first quarter. The ratio of current assets to current liabilities of was 2.75 to 1.0 at November 30, 2014 as compared to the 2.49 to 1.0 ratio at August 31, 2014. The improvement in the current ratio was due to the same reasons.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. The Company’s line of credit expires February 1, 2015. The Company will be seeking renewal of the line of credit; however there can be no assurance that the line of credit will be renewed. There is also no assurance that if the line of credit is renewed, that the material terms (such as availability and interest rate) will be the same as the Company’s current line of credit. No amounts have been borrowed under the line of credit, which carries an interest rate at LIBOR plus 2.0%.

Cautionary Statement:

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are "forward-looking statements." These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the year ended August 31, 2014, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 30, 2014 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: December 23, 2014	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: December 23, 2014	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO