Form 10-Q
period 2015-03-01
WSI INDUSTRIES, INC.
filed 2015-04-03
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,912,443 shares of common stock were outstanding as of March 31, 2015.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 1, 2015 and August 31, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Income Thirteen and Twenty-Six weeks ended March 1, 2015 and February 23, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Twenty-Six weeks ended March 1, 2015 and February 23, 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1A. Risk Factors		11

Item 6. Exhibits		11

Signatures		11

Part 1.	Financial Information

Item 1. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 1,	August 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$3,849,935	$3,233,436
Accounts receivable	4,444,141	5,963,498
Inventories	4,837,836	3,767,027
Prepaid and other current assets	582,867	227,699
Deferred tax assets	110,123	112,829
Total Current Assets	13,824,902	13,304,489

Property, Plant and Equipment – Net	12,668,006	13,303,514

Goodwill and other assets, net	2,381,152	2,383,157

Total Assets	$28,874,060	$28,991,160

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,632,263	$2,869,029
Accrued compensation and employee withholdings	622,417	699,987
Other accrued expenses	316,628	153,913
Current portion of long-term debt	1,487,721	1,615,041
Total Current Liabilities	5,059,029	5,337,970

Long-term debt, less current portion	8,113,348	8,555,243

Deferred tax liabilities	2,079,076	1,983,672

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,912,443 and 2,908,893 shares, respectively	291,244	290,889
Capital in excess of par value	3,573,886	3,480,450
Deferred compensation	-	(24,644)
Retained earnings	9,757,477	9,367,580
Total Stockholders’ Equity	13,622,607	13,114,275
Total Liabilities and Stockholders’ Equity	$28,874,060	$28,991,160

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		26 weeks ended
	March 1,	February 23,	March 1,	February 23,
	2015	2014	2015	2014

Net sales	$11,737,633	$10,483,998	$21,835,803	$20,683,319

Cost of products sold	10,053,909	9,232,943	19,112,848	18,081,524

Gross margin	1,683,724	1,251,055	2,722,955	2,601,795

Selling and administrative expense	912,839	746,196	1,612,625	1,446,361
Interest and other income	(1,221)	(1,238)	(2,725)	(2,222)
Interest expense	81,800	102,451	170,269	215,680

Income before income taxes	690,306	403,646	942,786	941,976

Income taxes	234,704	145,403	320,547	339,202

Net income	$455,602	$258,243	$622,239	$602,774

Basic earnings per share	$.16	$.09	$.21	$.21

Diluted earnings per share	$.15	$.09	$.21	$.20

Cash dividend per share	$.04	$.04	$.08	$.08

Weighted average number of common shares outstanding, basic	2,909,183	2,898,325	2,906,757	2,895,295

Weighted average number of common shares outstanding, diluted	2,958,185	2,953,330	2,959,600	2,951,571

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 weeks ended
	March 1,	February 23,
	2015	2014
Cash Flows From Operating Activities:
Net income	$622,239	$602,774
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	988,036	1,137,866
Amortization	2,005	2,005
Deferred taxes	171,047	339,201
Stock option compensation expense	112,828	105,634
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,519,357	(87,244)
Increase in inventories	(1,070,809)	(63,812)
(Increase) decrease in prepaid and other current assets	(355,168)	197,212
(Decrease) increase in accounts payable and accrued expenses	(227,471)	195,026
Net cash provided by operations	1,762,064	2,428,662

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(78,528)	(173,766)
Net cash used in investing activities	(78,528)	(173,766)

Cash Flows From Financing Activities:
Payments of long-term debt	(843,215)	(986,131)
Issuance of common stock	8,520	13,839
Dividends paid	(232,342)	(231,462)
Net cash used in by financing activities	(1,067,037)	(1,203,754)

Net Increase In Cash And Cash Equivalents	616,499	1,051,142

Cash And Cash Equivalents At Beginning Of Year	3,233,436	1,906,218

Cash And Cash Equivalents At End Of Reporting Period	$3,849,935	$2,957,360

Supplemental cash flow information:
Cash paid during the period for:
Interest	$171,350	$216,436
Income taxes	$149,500	$-
Payroll withholding taxes in cashless stock option exercise	$2,913	$30,641
Non cash investing and financing activities:
Acquisition of equipment through financing	$274,000	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of March 1, 2015, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended March 1, 2015 and February 23, 2014 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.	INVENTORIES

            Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	March 1, 2015	August 31, 2014

Raw material	$2,093,606	$2,018,080
WIP	1,349,736	823,704
Finished goods	1,394,494	925,243
	$4,837,836	$3,767,027

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at March 1, 2015 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $12,700 (net of accumulated amortization of $7,353) incurred in connection with a mortgage agreement entered into with the Company’s bank.

4.	DEBT AND LINE OF CREDIT:

During the quarter ended March 1, 2015 the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 28, 2016, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum net worth, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio. At March 1, 2015 the Company was in compliance with these provisions.

During the quarter ended March 1, 2015, the Company entered into one debt agreement for a total of approximately $274,000 in connection with the acquisition of machinery and equipment. The debt agreement requires monthly payments, carries an interest rate of approximately 3.7% and is secured by the related asset acquired and matures in 2022.

5.	CLAIMS AND CONTINGENCIES:

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

6.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	March 1,	February 23,	March 1,	February 23,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$455,602	$258,243	$622,239	$602,774

Denominator
Denominator for basic earnings per share – weighted average shares	2,909,183	2,898,325	2,906,757	2,895,295

Effect of dilutive securities:
Employee and non-employee options	49,002	55,005	52,843	56,276

Dilutive common shares
Denominator for diluted earnings per share	2,958,185	2,953,330	2,959,600	2,951,571

Basic earnings per share	$.16	$.09	$.21	$.21

Diluted earnings per share	$.15	$.09	$.21	$.20

7.	SUBSEQUENT EVENT:

Subsequent to the end of the quarter ended March 1, 2015, the Company acquired three machines and entered into a debt agreement with its bank for approximately $1,118,000. The debt agreement requires monthly payments, carries an interest rate of approximately 3.45% and is secured by the related assets acquired and matures in 2022.

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

Results of Operations:

Net sales were $11,738,000 for the thirteen weeks ending March 1, 2015, an increase of 12% or $1,254,000 from the same period of the prior year. Year-to-date sales in fiscal 2015 are $21,836,000 compared to $20,683,000 in the prior year which equates to a 6% increase. Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent	February	Percent	Dollar		Percent	February	Percent	Dollar
	March 1,	of Total	23,	of Total	Percent	March 1,	of Total	23,	of Total	Percent
	2015	Sales	2014	Sales	Change	2015	Sales	2014	Sales	Change
ATV & Motorcycle	$9,865,000	84%	$8,513,000	81%	16%	$17,784,000	82%	$16,365,000	79%	9%
Energy	939,000	8%	1,195,000	11%	-21%	2,445,000	11%	2,518,000	12%	-3%
Aerospace, Defense & Other	934,000	8%	776,000	8%	20%	1,607,000	7%	1,800,000	9%	-11%
Total Sales	$11,738,000	100%	$10,484,000	100%	12%	$21,836,000	100%	$20,683,000	100%	6%

Sales from the Company’s ATV and Motorcycle markets were up 16% for the fiscal 2015 second quarter as compared to the prior year quarter. The Company experienced increases in demand from its primary customer across all product lines as well as the introduction of a new product line that had minimal sales in the prior year fiscal second quarter. Year-to-date sales for the ATV and Motorcycle markets were up 9% as compared to the prior year for the same reasons.

Sales from the Company’s energy business for the fiscal 2015 second quarter were lower by 21% over the prior year’s second quarter as sales generally softened across all product lines during the quarter. Year-to-date sales as of March 1, 2015 were also lower by 3% as compared to the prior year-to-date period. The reductions in sales in fiscal 2015 are a result of lower customer demand for product in both the oilfield equipment and shale fracturing industries and the Company believes the reductions are related to the overall lower market price for oil.

Sales from the Company’s aerospace, defense and other markets were up 20% for the fiscal 2015 second quarter over the prior year. The increase in sales came primarily from what the Company believes is a one-time assembly program as well as sales from the Company’s ongoing automotive business. The sales from these programs were minimal in the Company’s prior year. Sales for the year-to-date March 1, 2015 period were down 11% versus the prior year. While positively affected by the increase in the fiscal 2015 second quarter, the year-to-date sales were lower as the fiscal 2015 first quarter sales were lower than the fiscal 2014 first quarter sales by 34%. The first quarter decrease was partially attributable to one of the Company’s customers losing two defense related programs that the Company supplied parts for, as well as a cyclical decrease in demand from two other customers. The Company’s sales in the first quarter also decreased due to no sales in its firearms business in fiscal 2015. The Company had sales in its firearm’s business in the first quarter of fiscal 2014.

Gross margin in the fiscal 2015 second quarter increased to 14.3% from 11.9% in the prior year quarter. Gross margin was positively affected by a lower level of fixed manufacturing costs as a percent of sales than the prior year’s second quarter. Year-to-date gross margin in fiscal 2015 was 12.5%, which was a slight decrease over the prior year-to-date gross margin of 12.6%. The fiscal 2015 year-to-date gross margin was positively affected by the lower level of fixed costs while offset by a higher level of quality costs than the prior year.

Selling and administrative expense of $913,000 for the quarter ending March 1, 2015 was $167,000 higher than in the prior year period due primarily to higher compensation expense which includes accrued incentive compensation and profit sharing. Year-to-date selling and administrative expense of $1,613,000 was $166,000 higher than the comparable prior year period due primarily to the same reason.

Interest expense in the second quarter of fiscal 2015 was $82,000, which was a $21,000 decrease from the prior year quarter. Year-to-date interest expense of $170,000 was lower than the previous year-to-date period by $45,000. The lower interest costs are a result of the lower overall level of long-term debt as well as a lower overall effective interest rate of that debt.

The Company recorded income tax expense at an effective tax rate of 34% for the quarter and year-to-date periods ended March 1, 2015 and 36% for the quarter and year-to-date periods ended February 23, 2014.

Liquidity and Capital Resources:

On March 1, 2015 working capital was $8,766,000 as compared to $7,967,000 at August 31, 2014. The ratio of current assets to current liabilities at March 1, 2015 was 2.73 to 1.0 compared to 2.49 to 1.0 at August 31, 2014. The increase in these measures is primarily a result of an increase in cash and cash equivalents as well as inventories offset by a lower level of accounts receivable at March 1, 2015 versus August 31, 2014.

During the quarter ended March 1, 2015, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 28, 2016, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum net worth, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio. At March 1, 2015, the Company was in compliance with these provisions.

Subsequent to the quarter ended March 1, 2015, the Company acquired three machines and entered into a debt agreement with its bank for approximately $1,118,000. The debt agreement requires monthly payments, carries an interest rate of approximately 3.45% and is secured by the related assets acquired and matures in 2022.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of March 1, 2015 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: April 3, 2015	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: April 3, 2015	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO