Form 10-Q
period 2015-05-31
WSI INDUSTRIES, INC.
filed 2015-06-30
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,912,443 shares of common stock were outstanding as of June 22, 2015.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets May 31, 2015 and August 31, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Operations Thirteen and Thirty-nine weeks ended May 31, 2015 and May 25, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirty-nine weeks ended May 31, 2015 and May 25, 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 6.	Exhibits	11

Signatures		11

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2015	2014
Assets

Current Assets:
Cash and cash equivalents	$3,362,316	$3,233,436
Accounts receivable	4,091,386	5,963,498
Inventories	5,684,251	3,767,027
Prepaid and other current assets	444,922	227,699
Deferred tax assets	112,902	112,829
Total Current Assets	13,695,777	13,304,489

Property, Plant and Equipment ,net	13,342,072	13,303,514

Goodwill and other assets, net	2,380,149	2,383,157

	$29,417,998	$28,991,160

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,636,885	$2,869,029
Accrued compensation and employee withholdings	522,515	699,987
Other accrued expenses	37,025	153,913
Current portion of long-term debt	1,553,596	1,615,041
Total Current Liabilities	4,750,021	5,337,970

Long-term debt, less current portion	8,723,153	8,555,243

Deferred tax liabilities	1,960,320	1,983,672

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,912,443 and 2,908,893 shares, respectively	291,244	290,889
Capital in excess of par value	3,643,197	3,480,450
Deferred compensation	-	(24,644)
Retained earnings	10,050,063	9,367,580
Total Stockholders’ Equity	13,984,504	13,114,275
	$29,417,998	$28,991,160

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 weeks ended		39 weeks ended
	May 31,	May 25,	May 31,	May 25,
	2015	2014	2015	2014

Net sales	$12,368,163	$10,702,145	$34,203,966	$31,385,464

Cost of products sold	11,105,038	9,220,735	30,217,886	27,302,259

Gross margin	1,263,125	1,481,410	3,986,080	4,083,205

Selling and administrative expense	726,854	883,085	2,339,479	2,329,446
Interest and other income	(1,483)	(1,740)	(4,207)	(3,961)
Interest expense	89,142	98,597	259,411	314,276

Income before income taxes	448,612	501,468	1,391,397	1,443,444

Income taxes	39,528	180,528	360,075	519,730

Net income	$409,084	$320,940	$1,031,322	$923,714

Basic earnings per share	$.14	$.11	$.35	$.32

Diluted earnings per share	$.14	$.11	$.35	$.31

Cash dividend per share	$.04	$.04	$.12	$.12

Weighted average number of common shares outstanding, basic	2,912,443	2,903,374	2,908,652	2,897,988

Weighted average number of common shares outstanding, diluted	2,964,158	2,978,670	2,961,119	2,960,604

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 weeks ended
	May 31,	May 25,
	2015	2014
Cash Flows From Operating Activities:
Net income	$1,031,322	$923,714
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,480,747	1,687,550
Amortization	3,008	3,008
Deferred taxes	(23,425)	515,292
Stock option compensation expense	182,140	176,060
Changes in assets and liabilities:
Decrease in accounts receivable	1,872,112	488,763
Increase in inventories	(1,917,224)	(449,795)
Decrease (increase) in prepaid expenses	(217,223)	120,735
Increase (decrease) in accounts payable and accrued expenses	(529,417)	148,920
Net cash provided by operations	1,882,040	3,614,247

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(127,415)	(190,495)
Net cash used in investing activities	(127,415)	(190,495)

Cash Flows From Financing Activities:
Payments of long-term debt	(1,285,425)	(1,457,598)
Issuance of common stock	8,520	13,840
Dividends paid	(348,840)	(347,612)
Net cash used in financing activities	(1,625,745)	(1,791,370)

Net Increase In Cash And Cash Equivalents	128,880	1,632,382

Cash And Cash Equivalents At Beginning Of Year	3,233,436	1,906,218

Cash And Cash Equivalents At End Of Reporting Period	$3,362,316	$3,538,600

Supplemental cash flow information:
Cash paid during the period for:
Interest	$259,411	$314,763
Income taxes	$468,735	$4,438
Payroll withholding taxes in cashless stock option exercise	$2,913	$36,663
Non-cash investing and financing activities:
Acquisition of machinery through financing	$1,391,890	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED Consolidated Financial Statements:

The condensed consolidated balance sheet as of May 31, 2015, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 31, 2015 and May 25, 2014 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 31, 2014 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2014 annual report to shareholders on Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES:

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 31,	August 31,
	2015	2014

Raw material	$3,239,919	$2,018,080
WIP	1,272,868	823,704
Finished goods	1,171,464	925,243
	$5,684,251	$3,767,027

The Company did not dispose of any significant obsolete inventory during the quarter ended May 31, 2015 and therefore there was no material effect on gross margin from any dispositions.

3.	Goodwill And OTHER Assets:

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at May 31, 2015 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $11,697 (net of accumulated amortization of $8,355) incurred in connection with a mortgage agreement entered into with the Company’s bank.

4.	DEBT:

During the end of the quarter ended May 31, 2015, the Company acquired three machines and entered into a debt agreement with its bank for approximately $1,118,000. The debt agreement requires monthly payments, carries an interest rate of approximately 3.45% and is secured by the related assets acquired and matures in 2022.

5.	INCOME TAXES:

The Company’s effective tax rate in its fiscal 2015 third quarter was 8.8% and as compared to 36% in its fiscal 2014 third quarter. During the quarter, the Company hired an outside consulting firm to conduct an analysis to see if certain activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the quarter ended May 31, 2015, the Company recognized a tax benefit of $113,000 that related to actual R&D credits claimed in its fiscal year 2014 federal and state tax returns as well as estimated R&D credits accumulated to date for fiscal year 2015. The fiscal 2015 credits relate to the last four months of calendar year 2014 which constitute the first four months of the Company’s fiscal 2015 year. At the present time, the R&D credit statute has not been renewed for calendar year 2015, and therefore no R&D tax credits can be claimed for any months in calendar 2015 if and until the statute gets renewed by Congress.

6.	CLAIMS AND CONTINGENCIES:

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

7.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 31,	May 25,	May 31,	May 25,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$409,084	$320,940	$1,031,322	$923,714

Denominator
Denominator for basic earnings per share – weighted average shares	2,912,443	2,903,374	2,908,652	2,897,988

Effect of dilutive securities:
Employee and non-employee options	51,715	75,296	52,467	62,616

Dilutive common shares
Denominator for diluted earnings per share	2,964,158	2,978,670	2,961,119	2,960,604

Basic earnings per share	$.14	$.11	$.35	$.32

Diluted earnings per share	$.14	$.11	$.35	$.31

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

Results of Operations:

Net sales were $12,368,000 for the quarter ended May 31, 2015 compared to $10,702,000 in the same period of the prior year, an increase of 16%. Year-to-date sales for the first three quarters of fiscal 2015 were $34,204,000 compared to $31,385,000 in the prior year, an increase of 9%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	May 31,	of Total	May 25,	of Total	Percent	May 31,	of Total	May 25,	of Total	Percent
	2015	Sales	2014	Sales	Change	2015	Sales	2014	Sales	Change
Recreational
Vehicles	$11,078,000	89%	$8,950,000	83%	24%	$28,861,000	84%	$25,314,000	81%	14%
Energy	573,000	5%	1,140,000	11%	-50%	3,019,000	9%	3,659,000	12%	-17%
Aerospace
Defense & Other	717,000	6%	612,000	6%	17%	2,324,000	7%	2,412,000	7%	-4%
Total Sales	$12,368,000	100%	$10,702,000	100%	16%	$34,204,000	100%	$31,385,000	100%	9%

The Company’s sales from its recreational vehicle market were up 24% for the fiscal 2015 third quarter as compared to the prior year quarter and its year-to-date sales were up 14%. Sales increases for the fiscal 2015 third quarter were due primarily to a new product line that had minimal sales in the prior year’s quarter. Year-to-date sales also increased due primarily to the same new product line.

Sales from the Company’s energy business for the fiscal 2015 third quarter and year-to-date periods decreased by 50% and 17%, respectively. The Company’s fiscal third quarter’s and year-to-date sales were affected by the overall downturn in the energy market due to lower oil prices as well as a continued move by one of the Company’s customers to outsource components to lower cost countries.

Sales from the Company’s aerospace, defense and other markets increased year over year in the Company’s fiscal 2015 third quarter by 17% while year-to-date sales decreased 4%. Fluctuations in quarterly sales are normal for this segment of the Company’s business. Fiscal 2015 third quarter sales were positively impacted by sales from the Company’s automotive business which had minimal sales in the prior year’s third quarter. Year-to-date fiscal 2015 sales were also positively impacted by sales from the automotive industry, but were offset by a loss of sales from the Company’s firearms business as well as lower sales in other components of the aerospace, defense and other markets which would be considered normal fluctuations in the Company’s sales from these customers. The Company has not had any sales from the firearms business after its fiscal 2014 second quarter.

Gross margin decreased to 10.2% for the quarter ended May 31, 2015 versus 13.8% in the prior year period. Gross margins were negatively impacted manufacturing inefficiencies caused by volume decreases in the Company’s energy business as well as increased quality costs. Year-to-date gross margins decreased to 11.7% versus 13.0% in the prior year-to-date period due in large measure to the manufacturing inefficiencies from the Company’s energy business.

Selling and administrative expense was $727,000 for the quarter ended May 31, 2015 versus $883,000 in the prior year quarter. Year-to-date selling and administrative expense of $2,339,000 was $10,000 higher than the comparable prior year period. The year over year quarterly decrease was due in large part to lower incentive compensation and accrued profit sharing.

Interest expense in the third quarter of fiscal 2015 was $89,000 as compared to $99,000 in the prior year quarter. Year-to-date interest expense for fiscal 2015 was $259,000 versus $314,000 in the prior year. The lower interest costs are a result of a lower level of long-term debt as well as a lower overall effective interest rate on that debt.

The Company recorded income tax expense at an effective tax rate of 8.8% and 25.9% for the quarter and year-to-date periods ended May 31, 2015, respectively. The Company recorded income tax expense at an effective rate of 36% for the quarter and year-to-date periods ended May 25, 2014, respectively. During the fiscal 2015 third quarter, the Company hired an outside consulting firm to conduct an analysis to see if certain activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the quarter ended May 31, 2015, the Company recognized a tax benefit of $113,000 that related to actual R&D credits claimed in its fiscal year 2014 federal and state tax returns as well as estimated R&D credits accumulated to date for fiscal 2015. The fiscal 2015 credits relate to the last four months of calendar year 2014 which constitute the first four months of the Company’s fiscal 2015 year. At the present time, the R&D credit statute has not been renewed for calendar year 2015, and therefore no R&D tax credits can be claimed for any months in calendar 2015 if and until the statute gets renewed by Congress.

Liquidity and Capital Resources

On May 31, 2015 working capital was $8,496,000 as compared to $7,967,000 at August 31, 2014. The ratio of current assets to current liabilities at May 31, 2015 was 2.88 to 1.0 compared to 2.49 to 1.0 at August 31, 2014. Improvements in both ratios came primarily from an increase in the level of inventories and lower elements of current liabilities partially offset by a decrease in the level of accounts receivable.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. At May 31, 2015, the Company had a $1 million line of credit with its bank that had not been accessed.

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

Item 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 31, 2015 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: June 30, 2015	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & Chief Executive Officer

Date: June 30, 2015	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO