Form 10-K
period 2015-08-30
WSI INDUSTRIES, INC.
filed 2015-11-04
CIK 104897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 27, 2015 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $17,649,000 based upon the closing sale price on that date of $6.06 as reported by The NASDAQ Capital Market. The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of October 16, 2015 was 2,919,500.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on December 21, 2015, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Description of Business.

WSI Industries, Inc. (the “Company”) makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These reports can be obtained by contacting the Company through its website at www.wsiindustries.com.

Overview

The Company was incorporated in Minnesota in 1950 for the purpose of performing precision contract machining for the aerospace, communication, and industrial markets. The major portions of Company revenues are derived from machining work for the aerospace/avionics/defense industries, recreational powersports vehicles (ATV and motorcycle) markets, energy industry, automotive industry and bioscience industry.

Contract manufacturing constitutes the Company's entire business.

Products and Services

The Company manufactures metal components in medium to high volumes requiring tolerances as close as one ten-thousandth (.0001) of an inch. These components are manufactured in accordance with customer specifications using materials both purchased by the Company as well as being supplied by our customer.

Sales and Marketing

In each of the past three fiscal years sales have increased over the prior year with increases of 1%, 26% and 5% in fiscal year 2015, 2014 and 2013, respectively. In each of those years, sales increases in recreational powersports business were partially offset by decreases in the energy business. Sales to the recreational powersports vehicle market totaled approximately 86%, 80% and 70% of total sales in fiscal 2015, 2014 and 2013, respectively. Sales to the energy industry totaled approximately 7%, 12% and 22% of sales in fiscal 2015, 2014 and 2013, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 5%, 5% and 6% of total sales in fiscal 2015, 2014 and 2013, respectively. Sales to the bioscience and other industries amounted to approximately 2% - 3% of total sales in each of fiscal years 2013 – 2015.

The Company also measures its relative levels of business from a value add sales perspective. The Company defines value add sales as net sales less the cost of material value and the cost of outside service content of the material sold to the customer. The cost of material and outside services can vary widely. In some cases the Company sources and purchases all material and resells the material as well as its machining value to the customer. In other cases the material is provided or consigned at no cost by the customer to the Company and thus the end result is that the Company’s sales consist of only its machining value. Due to these differences, the Company also measures market composition by value add sales. In fiscal 2015, the recreational vehicle market represented 70% of value add sales, the energy business 17%, and the aerospace/avionics/defense business 9% of value add sales. In fiscal 2014, the recreational vehicle market represented 60% of value add sales, the energy business 27%, and the aerospace/avionics/defense business 9% of value add sales. In fiscal 2013, the recreational vehicle market represented 51% of value add sales, the energy business 36%, and the aerospace/avionics/defense business 11% of value add sales.

The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

Customers

Sales were made to Polaris Industries, Inc. and related entities in the amount of $36,937,000, or 86% of total Company revenues, in fiscal 2015.

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

Research and Development; Intellectual Property

We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. Our research and development activities are machining process oriented and not done towards the development of products. We did not expend significant dollars in 2015 or 2014 on company-sponsored product research and development. Patents and trademarks are not deemed significant to the Company.

Employees

At August 30, 2015, the Company had 89 full-time employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

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

The economic conditions in the United States and around the world could adversely affect our financial results. Demand for our services depends upon worldwide economic conditions, including but not limited to overall economic growth rates, consumer spending, oil prices, financing availability, employment rates, interest rates, inflation, consumer confidence, and the profits, capital spending, and liquidity of large OEMs that we serve. A downturn in any of the markets we serve have caused and could continue to cause our OEM customers to reduce ordering levels, resulting in reschedules, program delays or cancelled orders of our services having an adverse effect on our business and our financial results. In addition, some of our customers have their own internal machining capabilities. A downturn in one of their markets could result in them bringing machining services back in house and thus adversely affect our financial results.

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

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2015, 2014 and 2013, one customer in the recreational vehicle market accounted for 86%, 80% and 70% of our revenue, respectively. In addition, in fiscal years 2015, 2014 and 2013, the company had two customers in the energy industry accounting for 6%, 10% and 19% of our sales, respectively. If there is a loss of one or more of these major customers or a significant decline in sales to either of these major customers it could have an adverse effect on our results from operations.

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

Complying with securities laws and regulations is costly for us. Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations promulgated by the SEC and Nasdaq, are creating particular challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting have required, and will continue to require, the expenditure of significant financial and managerial resources. In addition to Sarbanes-Oxley, we also have been and will continue to be required to expend financial and managerial resources to comply with the SEC requirement that mandates that our quarterly and yearly filings with them be in an XBRL readable format as well as requirements related to the Conflict Minerals Reporting as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

The Company is not a party to any material legal proceedings; we may be subject from time to time to ordinary routine litigation incidental to its business.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market LLC under the symbol “WSCI.”

As of October 26, 2015 there were 294 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2015:
First quarter	$7.45	$5.96
Second quarter	6.68	5.51
Third quarter	6.55	5.68
Fourth quarter	6.50	5.20

FISCAL 2014:
First quarter	$6.69	$5.77
Second quarter	6.55	5.85
Third quarter	8.00	6.44
Fourth quarter	9.17	7.25

In fiscal years 2015 and 2014, the Company paid a quarterly cash dividend of $.04 per share in each quarter. The Company expects to continue its quarterly dividend program, subject to its financial performance.

The following table sets forth information regarding our equity compensation plans in effect as of August 30, 2015. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:

2005 Stock Plan	352,501	$5.64	290,382

Total	352,501	$5.64	290,382

There are no outstanding equity compensation plans not approved by shareholders.

The Company made no repurchases of its common stock in fiscal year 2015.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no significant changes to our critical accounting policies during fiscal 2015.

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

Goodwill Impairment:

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2015 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates. The Company has not established a valuation allowance as it believes it is more likely than not that it will fully realize the benefit of its tax assets. Currently, the Company’s deferred tax assets consists primarily of the temporary accruals that will reverse in future years. The Company believes that is more likely than not to fully utilize its deferred tax assets.

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

Liquidity and Capital Resources:

The Company’s net working capital at the end of fiscal 2015 was $8,828,000 as compared to $7,967,000 at the end of fiscal 2014. The increase occurred due to an increase in cash primarily attributable to $2,751,000 in cash generated from operations. The ratio of current assets to current liabilities increased to 2.79 to 1.0 at August 30, 2015 from 2.49 to 1.0 at the end of the prior fiscal year due primarily to the reason described above. The Company generated $3,241,000, $3,925,000 and $2,021,000 in cash from operations in fiscal 2015, 2014 and 2013, respectively.

In fiscal 2015 and fiscal 2014, additions to property, plant and equipment either by cash or financing were $1,584,000 and $229,000, respectively. In fiscal 2015, of the $1,584,000 in additions, $1,392,000 was acquired using financing arrangements.

In fiscal 2015, the Company added three milling machines in the Company’s third quarter for a new program in its recreational powersports business. There were no major pieces of equipment acquired during fiscal 2014. In fiscal 2013, the Company added one milling machine in its fiscal first quarter, and then added eight more machines during its fiscal third and fourth quarters. The machines were needed for new programs as well as increased capacity in its recreational powersports vehicle business. In fiscal 2013, the Company also completed a 47,000 square foot addition to its manufacturing facility that cost approximately $3.8 million.

In connection with the building addition in fiscal 2013, the Company entered into a new mortgage with its bank for $4.2 million. The mortgage carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018.

At February 1, 2015, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 28, 2016, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. No balances were owed at August 30, 2015 and August 31, 2014 on the credit line.

The Company’s total debt was $9,871,000 at August 30, 2015 which consisted of a mortgage on its building of $3,843,000 and debt secured by production equipment of $6,028,000. Current maturities of long-term debt consist of $1,361,000 due on equipment related debt and $167,000 on its building related debt. During fiscal 2015, the Company made principal payments on its debt of $1,692,000. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2016.

Results of Operations:

The Company experienced a sales increase of 1% in fiscal 2015 which came on top of a 26% increase in fiscal 2014. Net sales in fiscal 2015 were approximately $43.0 million as compared to $42.7 million in fiscal 2014 and $34.0 million in fiscal 2013. The increase in fiscal 2015 came from a 8% increase in sales from recreational powersports market partially offset by a 41% decrease in the Company’s energy business. The increase in fiscal 2014 came from a 45% increase in sales from recreational powersports market partially offset by a 28% decrease in the Company’s energy business.

The following is a reconciliation of sales by major market:

	Fiscal 2015	Fiscal 2014	Fiscal 2013

Recreational vehicle	$36,937,000	$34,244,000	$23,695,000
Aerospace and defense	2,103,000	2,273,000	2,162,000
Energy	3,128,000	5,308,000	7,399,000
Biosciences & Other	815,000	889,000	709,000
	$42,983,000	$42,714,000	$33,965,000

The increase in sales in the recreational vehicle market in both fiscal 2015 and fiscal 2014 resulted from the overall increase in demand from the Company’s largest customer for the parts the Company supplies as well as new programs that had been awarded and started in both fiscal years.

Sales from the Company’s aerospace and defense markets were down in fiscal 2015 with a decrease of 7% from the prior year. In fiscal 2014, sales were up with growth of 5% over the prior year. The year to year changes are not attributable to any one factor as sales to the Company’s customers in these markets were mixed with some customers slightly up while others slightly down from year to year.

Sales from the Company’s energy business continued to decrease in fiscal 2015 with year over year sales down 41%. In fiscal 2014, sales were down 28% as compared to the prior year. All of the Company’s customers in the energy market have their own internal machining capabilities and therefore the Company’s sales are generated primarily when their customers have limited machining capacity and need to outsource. Circumstances such as a low price for oil will tend to drive machining in house and therefore lower the Company’s sales. This fact tends to create volatility in the Company’s sales to the energy industry on top of an energy market that has volatile tendencies. The Company’s two main customers engage in providing equipment to the oil and gas shale fracturing (“fracking”) sector as well as the oil field equipment industry. Sales in both fiscal 2015 and 2014 for both segments were down, with the decreases in the fracking business due to lower levels of demand from the Company’s customer, while the oilfield segment customer decrease in the level of business appears to be related to the customer sourcing certain components to their own facilities in other low cost countries.

Sales to the Company’s bioscience and other markets are relatively small as sales from these markets only amount to approximately 1% - 3% of total sales. The fluctuations in these markets have been minimal in the last two fiscal years.

The Company’s gross margin decreased to 10.0% in fiscal 2015 from 12.6% in fiscal 2014 while fiscal 2013 gross margins were at 12.3%. The decrease in fiscal 2015 was attributable to a lower level of energy business which led to excess capacity and a higher percentage of sales in fixed costs such as depreciation. The lower gross margin was also attributable to a lower level of sales in the Company’s fiscal fourth quarter from the Company’s largest customer due to internal production issues experienced by that customer. The lower sales to that customer, combined with the decrease in sales to our energy customers, led to manufacturing inefficiencies and lower overall gross margins. The fiscal 2014 increase was primarily due to efficiencies gained with volume increases offset by a higher material content of sales as well as higher fixed costs.

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

No significant sales of obsolete items occurred in fiscal years 2013 through 2015 and, correspondingly, no significant gross margin was recognized.

Selling and administrative expense in fiscal 2015 was $2,972,000 which was a decrease of $105,000 from fiscal 2014. The decrease in fiscal 2015 was due primarily to lower incentive compensation and profit sharing expense partially offset by higher payroll costs. Selling and administrative expense in fiscal 2014 was approximately $3,077,000, an increase of $381,000 over the fiscal 2013 amount of approximately $2,696,000. The increase in selling and administrative expense in fiscal 2014 is mostly attributable to increased incentive compensation and profit sharing expense as well as higher payroll costs. In addition, the Company incurred professional service expense in each of those three fiscal years in connection with its analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act as well as requirements related to the Conflict Minerals Reporting as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Interest expense in fiscal 2015 decreased $64,000 to $346,000 from fiscal 2014, due primarily to a lower average level of debt as well as a lower overall interest rate. Interest expense in fiscal 2014 increased to $410,000 from $353,000 in fiscal 2013 due to a higher average level of debt throughout the year partially offset by a lower overall interest rate level.

The Company’s effective tax rate in its year ended August 30, 2015 was 1.5% as compared to 36% in the years ended August 31, 2014 and August 25, 2013, respectively. During the current fiscal year, the Company hired an outside consulting firm to conduct an analysis to see if certain activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the fiscal year 2015 recognized tax benefits related to R&D tax credits which lowered the overall effective tax rate. At the present time, the Federal R&D credit has not been extended for calendar year 2015.  Therefore, no benefit for the Federal R&D tax credit for the portion of the Company’s tax year occurring in calendar year 2015 was recorded.

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

See Consolidated Financial Statements section of this Annual Report on Form 10-K beginning on page 23, attached hereto, which consolidated financial statements are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, Benjamin

T. Rashleger, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 30, 2015 our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company's internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 30, 2015 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 30, 2015, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B.	Other Information.

None.

PART III

Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 30, 2015 and such information required by such items is incorporated herein by reference from the proxy statement.

PART IV

Item 15.	Exhibits.

(a)	Documents filed as part of this report.

1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 21) hereinafter contained for all Consolidated Financial Statements.

2.	Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of WSI Industries, Inc. Incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

3.2	Restated and Amended Bylaws, as amended through January 6, 2005. Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

10.1	WSI Industries, Inc. 2005 Stock Plan. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-203225).

10.2	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

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

Exhibit No.	Description

10.14

Amended and Restated Revolving Credit Promissory Note dated February 1, 2011 in the principal amount of $1,000,000 by WSI Industries, Inc. in favor of M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.24 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.15

Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Industries, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.25 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.16

Amended and Restated Security Agreement dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.26 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.17

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

10.21

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

Exhibit No.	Description

10.22

Amended and Restated Real Estate Mortgage, Security Agreement and Financing Statement dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated May 8, 2013.

10.23

Amended and Restated Promissory Note in the principal amount of up to $4,200,000 dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 8, 2013.

10.24	Loan Agreement dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 8, 2013.

10.25	Assignment of Leases and Rents dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 8, 2013.

10.26	Guaranty dated May 8, 2013 between WSI Rochester, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 8, 2013.

10.27	Guaranty dated May 8, 2013 between WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 8, 2013.

10.28

First Amendment to Term Loan Agreement dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A.. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2014.

10.29

Third Amendment to Revolving Loan Agreement and First Amendment to Amended and Restated Revolving Credit Promissory Note dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 31, 2014.

10.30

Acknowledgement of Guarantors dated January 31, 2014 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated January 31, 2014.

10.31

Fourth Amendment to Revolving Loan Agreement and First Amendment to Amended and Restated Revolving Credit Promissory Note dated January 26, 2015 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 26, 2015.

10.32

Acknowledgement of Guarantors dated January 26, 2015 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated January 26, 2015.

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

DATE: November 4, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin T. Rashleger	President, Chief Executive Officer	November 4, 2015
Benjamin T. Rashleger	and Director

/s/ Michael J. Pudil	Director	November 4, 2015
Michael J. Pudil

/s/ Thomas C. Bender	Director	November 4, 2015
Thomas C. Bender

/s/ Burton F. Myers II	Director	November 4, 2015
Burton F. Myers II

/s/ James D. Hartman	Director	November 4, 2015
James D. Hartman

/s/ Jack R. Veach	Director	November 4, 2015
Jack R. Veach

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets - August 30, 2015 and August 31, 2014	23
Consolidated Statements of Income - Years Ended August 30, 2015, August 31, 2014 and August 25, 2013	24
Consolidated Statements of Stockholders' Equity - Years Ended August 30, 2015, August 31, 2014 and August 25, 2013	25
Consolidated Statements of Cash Flows - Years Ended August 30, 2015, August 31, 2014 and August 25, 2013	26
Notes to Consolidated Financial Statements	27-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

WSI Industries, Inc.

Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 30, 2015 and August 31, 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 30, 2015 and August 31, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended August 30, 2015, in conformity with United States generally accepted accounting principles.

/s/ Schechter Dokken Kanter

      Andrews & Selcer Ltd.

Minneapolis, Minnesota

November 4, 2015

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 30, 2015 AND AUGUST 31, 2014

	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$4,149,645	$3,233,436
Accounts receivable, less allowance for doubtful accounts of $10,074	2,985,256	5,963,498
Inventories (Note 2)	5,951,706	3,767,027
Prepaid and other current assets	542,064	227,699
Deferred tax assets (Note 6)	117,904	112,829
Total current assets	13,746,575	13,304,489

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	6,256,562	6,256,562
Machinery and equipment	21,634,723	20,050,825
Less accumulated depreciation	(15,809,385)	(13,822,873)
Total property, plant, and equipment	12,900,900	13,303,514

Other assets (Note 10):
Goodwill and other assets	2,379,147	2,383,157
	$29,026,622	$28,991,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$2,793,948	$2,869,029
Accrued compensation and employee withholdings	388,770	699,987
Other accrued expenses	208,364	153,913
Current portion of long-term debt (Note 3)	1,527,688	1,615,041
Total current liabilities	4,918,770	5,337,970

Long-term debt, less current portion (Note 3)	8,342,926	8,555,243

Deferred tax liabilities (Note 6)	1,890,194	1,983,672

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding shares 2,919,500 and 2,908,893, respectively	291,950	290,889
Capital in excess of par value	3,683,471	3,480,450
Deferred compensation	-	(24,644)
Retained earnings	9,899,311	9,367,580
Total stockholders’ equity	13,874,732	13,114,275
	$29,026,622	$28,991,160

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 30, 2015, AUGUST 31, 2014 AND AUGUST 25, 2013

	2015	2014	2013

Net sales (Note 8)	$42,982,937	$42,714,240	$33,965,272

Cost of products sold	38,658,881	37,319,981	29,785,439
Gross margin	4,324,056	5,394,259	4,179,833

Selling and administrative expense	2,971,576	3,076,663	2,695,723
Interest and other income	(5,601)	(5,404)	(9,105)
Interest expense	346,297	410,165	353,079
	3,312,272	3,481,424	3,039,697

Income before income taxes	1,011,784	1,912,835	1,140,136

Income taxes (Note 6)	14,716	688,711	410,449

Net income	$997,068	$1,224,124	$729,687

Basic earnings per share	$.34	$.42	$.25

Diluted earnings per share	$.34	$.41	$.25

Cash dividend per share	$.16	$.16	$.16

Weighted average number of common shares outstanding, basic	2,910,426	2,899,576	2,882,949

Weighted average number of common shares outstanding, diluted	2,960,398	2,964,384	2,942,827

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED AUGUST 30, 2015, AUGUST 31, 2014 AND AUGUST 25, 2013

	Common Stock Shares	Amount	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity

Balance at August 26, 2012	2,913,412	$291,341	$3,306,235	$(270,257)	$8,339,381	$11,666,700

Net income	-	-	-	-	729,687	729,687
Restricted stock grants	443	44	2,656	(2,700)	-	-
Restricted stock vesting	-	-	(61,615)	61,615	-	-
Stock option compensation	-	-	247,392	-	-	247,392
Restricted stock grants not earned and payment of withholding taxes	(28,875)	(2,889)	(167,825)	137,468	-	(33,246)
Exercise of stock appreciation rights and payment of withholding taxes	18,872	1,888	(12,650)	-	-	(10,762)
Dividends paid	-	-	-	-	(461,841)	(461,841)

Balance at August 25, 2013	2,903,852	$290,384	$3,314,193	$(73,874)	$8,607,227	$12,137,930

Net income	-	-	-	-	1,224,124	1,224,124
Restricted stock grants	197	20	1,230	(1,250)	-	-
Restricted stock vesting	-	-	(50,480)	50,480	-	-
Stock option compensation	-	-	241,662	-	-	241,662
Restricted stock grants payment of withholding taxes	(3,532)	(353)	(21,656)	-	-	(22,009)
Exercise of stock options and appreciation rights and payment of withholding taxes	8,376	838	(4,499)	-	-	(3,661)
Dividends paid	-	-	-	-	(463,771)	(463,771)

Balance at August 31, 2014	2,908,893	$290,889	$3,480,450	$(24,644)	$9,367,580	$13,114,275

Net income	-	-	-	-	997,068	997,068
Restricted stock grants	54	6	323	(329)	-	-
Restricted stock vesting	-	-	(24,973)	24,973	-	-
Stock option compensation	-	-	235,208	-	-	235,208
Restricted stock grants payment of withholding taxes	(504)	(51)	(2,863)	-	-	(2,914)
Exercise of stock options and appreciation rights and payment of withholding taxes	11,057	1,106	(4,674)	-	-	(3,568)
Dividends paid	-	-	-	-	(465,337)	(465,337)

Balance at August 30, 2015	2,919,500	$291,950	$3,683,471	$-	$9,899,311	$13,874,732

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 30, 2015, AUGUST 31, 2014 AND AUGUST 25, 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$997,068	$1,224,124	$729,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,986,513	2,223,946	1,864,631
Amortization	4,010	4,011	1,337
Net tax benefits related to share based compensation	(15,885)	-	(26,063)
Gain on sale of property, plant and equipment	-	-	(6,101)
Deferred taxes	(98,553)	684,071	385,962
Stock option compensation	235,208	241,662	247,392
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,978,242	(645,213)	(119,298)
Inventories	(2,184,679)	(487,521)	(359,116)
Prepaid and other current assets	(314,532)	82,783	(91,850)
Increase (decrease) in accounts payable and accrued expenses	(346,849)	598,055	(605,793)
Net cash provided by operating activities	3,240,710	3,925,918	2,020,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	-	-	6,101
Additions to property, plant, and equipment	(192,009)	(228,747)	(4,220,979)
Net cash used in investing activities	(192,009)	(228,747)	(4,214,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	-	3,151,995
Payment of long-term debt	(1,691,560)	(1,920,021)	(1,529,377)
Net tax benefits related to share based compensation	15,885	-	26,063
Issuance of common stock	8,520	13,840	21,560
Deferred financing costs	-	-	(20,053)
Dividends paid	(465,337)	(463,772)	(461,841)
Net cash used in financing activities	(2,132,492)	(2,369,953)	(1,188,347)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	916,209	1,327,218	(1,005,743)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,233,436	1,906,218	2,911,961

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,149,645	$3,233,436	$1,906,218

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$346,604	$408,492	$350,583
Payroll withholding taxes in cashless stock option exercise	30,887	39,509	91,632
Income taxes	468,735	5,404	24,487
Noncash investing and financing activities:
Acquisition of machinery through debt	1,391,890	-	3,627,538

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 30, 2015, AUGUST 31, 2014 AND AUGUST 25, 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description – WSI Industries, Inc. and Subsidiaries (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year - WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2014 consisted of 53 weeks while fiscal 2013 and 2015 each consisted of 52 weeks.

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

Goodwill - The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2015 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

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

Date of Grant in fiscal -	2015			2014			2013
Dividend yield	2.2%	-	2.7%	2.2%	-	2.6%	2.3%	-	3.3%
Expected volatility	51.2%	-	51.3%	52.4%	-	62.6%	72.4%	-	79.0%
Risk free interest rate	1.7%	-	2.3%	1.6%	-	2.9%	.8%	-	1.9%
Expected term (in years)	5	-	10	5	-	10	5	-	10

ASC 718 also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our financial statements.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 30, 2015	August 31, 2014

Raw material	$3,340,594	$2,018,080
WIP	1,373,904	823,704
Finished goods	1,237,208	925,243
	$5,951,706	$3,767,027

3.	DEBT

Long-term debt consists of the following:

	August 30, 2015	August 31, 2014

Building related mortgages & term debt	$3,842,499	$4,004,765
Capitalized lease obligations	6,028,115	6,165,519
	9,870,614	10,170,284
Less current portion	1,527,688	1,615,041
Long-term debt	$8,342,926	$8,555,243

The Company expanded its Monticello, Minnesota facility during fiscal 2013 which increased the total facility size to approximately 107,000 square feet. The expansion cost approximately $3.8 million which was paid for by a combination of cash on hand and a new mortgage agreement with its bank which was finalized in May 2013. The new mortgage was for $4.2 million, which satisfied the original mortgage of $1.1 million and provided the Company $3.1 million to use toward the building expansion project. The mortgage carries an interest rate of 2.843%, requires monthly payments of $22,964 based on a 20 year amortization schedule and matures on May 8, 2018. The mortgage is secured by all assets of the Company.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2016	$1,527,688
2017	1,557,798
2018	4,820,193
2019	994,448
2020	628,514
Thereafter	341,973

Included in the consolidated balance sheet at August 30, 2015 are cost and accumulated depreciation on equipment subject to capitalized leases of $10,433,179 and $4,617,133, respectively. At August 31, 2014, the amounts were $11,587,284 and $5,625,683, respectively. The capital leases carry interest rates from 3.5% to 6.5% and mature from 2015 – 2022.

The present value of the net minimum payments on capital leases which is included in long-term debt as of August 30, 2015 is as follows:

Fiscal years ending August:
2016	$1,561,165
2017	1,534,035
2018	1,412,563
2019	1,046,852
2020	651,216
Thereafter	351,937
Total minimum lease payments	6,557,768
Less amount representing interest	529,653
Present value of net minimum lease payments	6,028,115
Current portion	1,360,676
Capital lease obligation, less current portion	$4,667,439

Line of Credit:

At February 1, 2015, the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company could borrow up to $1 million. The agreement expires on February 28, 2016, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum net worth ratio, a maximum debt to tangible net worth ratio as well as a debt service coverage ratio. At August 30, 2015, the Company was in compliance with these provisions. There were no amounts outstanding related to its revolving credit agreement at August 30, 2015 and August 31, 2014, respectively.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 30, 2015.

5.	STOCK-BASED COMPENSATION

Stock Options - The 2005 Stock Option Plan was approved and 800,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has been renewed by the Company’s shareholders for a term of 10 years and will expire in 2025. Stock options vest over a period of six months to three years.

Option transactions during the three years ended August 30, 2015 are summarized as follows:

	2005 Stock
	Option Plan
		Average
	Shares	Price
Outstanding at August 26, 2012	264,500	$4.44
Granted	68,750	6.41
Forfeited	(4,834)	6.02
Lapsed	(4,000)	5.39
Exercised	(64,500)	4.20
Outstanding at August 25, 2013	259,916	$4.97
Granted	70,250	6.23
Exercised	(26,915)	4.63
Outstanding at August 31, 2014	303,251	$5.30
Granted	78,750	6.01
Exercised	(29,500)	3.13
Outstanding at August 30, 2015	352,501	$5.64

Of the 29,500, 26,915 and 64,500 stock options from the 2005 Plan that were exercised in fiscal 2015, 2014 and 2013, 18,443, 18,539 and 45,628 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes, respectively.

The weighted fair value of options granted during the years ended August 30, 2015, August 31, 2014 and August 25, 2013 was $2.57, $3.20 and $3.83, respectively. The total intrinsic value of options exercised for the years August 30, 2015, August 30, 2014 and August 25, 2013 was $85,705, $58,087 and $183,075, respectively. The intrinsic value for all options outstanding at August 30, 2015 was $0.

Cash received from option exercises for years ended August 30, 2015, August 31, 2014 and August 25, 2013 was $8,520, $13,840 and $21,560, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $15,885 and $26,063 for fiscal years 2015 and 2013, respectively.

As of August 30, 2015, there was $182,004 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 30, 2015, there were 8,000 shares with an exercise price of $2.13, 25,000 shares with exercise prices between $3.00 and $3.47, 93,000 options outstanding with exercise prices between $4.93 and $5.39 and 226,501 with exercise prices between $5.84 and $7.45. At August 30, 2015, outstanding options had a weighted-average remaining contractual life of 6.9 years.

The number of options exercisable as of August 30, 2015, August 31, 2014 and August 25, 2013 were 267,748, 228,747 and 199,080, respectively, at weighted average share prices of $5.49, $4.97 and $4.64 per share, respectively. At August 30, 2015, there were 84,753 options that had not vested. The aggregate intrinsic values of options exercisable as of August 30, 2015, August 31, 2014, and August 25, 2013 was $33,059, $601,419 and $310,786, respectively, with weighted-average remaining contractual lives of 6.3, 6.1 and 5.9 years.

The Company can also grant non-vested restricted shares as part of the 2005 Stock Option Plan. These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned. Non-vested restricted share transactions during the three years ended August 30, 2015 are as follows:

	Options	Average Price
Outstanding at August 26, 2012	50,607	$5.35
Granted	443	6.09
Vested	(13,259)	4.60
Forfeited	(23,850)	5.78
Outstanding at August 25, 2013	13,941	$5.34
Granted	197	6.35
Vested	(9,362)	5.37
Outstanding at August 31, 2014	4,776	$5.16
Granted	54	6.09
Vested	(4,830)	5.32
Outstanding at August 30, 2015	-	$-

As of August 30, 2015, there was $0 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan. The total intrinsic value of restricted stock options that vested during the year ended August 30, 2015 was $27,814.

6.	INCOME TAXES

Income taxes consisted of the following:

	Years Ended
	August 30,	August 31,	August 25,
	2015	2014	2013
Current:
Federal	$102,448	$-	$-
State	10,821	22,616	12,229
	113,269	22,616	12,229
Deferred:
Federal	(44,441)	650,454	387,646
State	(54,112)	15,641	10,574
	(98,553)	666,095	398,220
Total	$14,716	$688,711	$410,449

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 30,	August 31,	August 25,
	2015	2014	2013

Ordinary federal income tax statutory rate	34.0%	34.0%	34.0%
Income tax credits	(27.0)	-	-
Domestic production activities deduction	(6.5)	-	-
State income taxes net of federal tax effect	1.0	2.0	2.0
Effective rate	1.5%	36.0%	36.0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. Temporary differences and net operating loss carryforwards comprising the net deferred taxes on the balance sheet are as follows:

	August 30, 2015	August 31, 2014
Deferred Tax Assets
Accrued liabilities	$53,801	$62,176
Inventory	58,865	47,134
Net operating loss carryforwards	-	37,230
Tax credit carryforwards	18,749	326,138
Stock option expense	304,471	253,477
Other	5,451	5,607
	441,337	731,762
Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(2,213,627)	(2,602,605)

Net deferred taxes	$(1,772,290)	$(1,870,843)

Based on the Company’s recent operating history and growth in prior years, management believes that it is more likely than not that the Company will be able to generate taxable income in the future sufficient to utilize these deductions and carryforwards, and accordingly no tax asset valuation allowance is deemed necessary.

The Company’s effective tax rate in its year ended August 30, 2015 was 1.5% as compared to 36% in the years ended August 31, 2014 and August 25, 2013, respectively. During the current fiscal year, the Company hired an outside consulting firm to conduct an analysis to see if certain activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the fiscal year 2015 recognized tax benefits related to R&D tax credits which lowered the overall effective tax rate. At the present time, the Federal R&D credit has not been extended for calendar year 2015.  Therefore, no benefit for the Federal R&D tax credit for the portion of the Company’s tax year occurring in calendar year 2015 was recorded.

As of August 30, 2015, the Company had utilized all of its federal alternative minimum tax credit carryforwards and had approximately $28,000 in State R&D tax credit carryforwards and $21,000 in State alternative minimum tax credit carry forwards. The R&D tax credit carryforwards expire starting in 2029 while the alternative minimum tax credit carry forwards do not expire.

The Company files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2011. The Company classifies interest and penalties arising from unrecognized income tax positions in income tax expense if they occur. At August 30, 2015 and August 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company applies the accounting standard for uncertain tax positions pursuant to which a more-likely-than-not threshold is utilized to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amounts of $30,000 and $0 as of August 30, 2015 and August 31, 2014, respectively, for estimated exposures associated with uncertain tax positions. The Company does not believe there will be significant changes to the estimates in the next 12 month period. Due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

7.	EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan. Profit sharing contributions are discretionary and are based on Company results. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2015, 2014 and 2013, were $260,727, $321,337 and $227,581, respectively.

8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to one customer that exceeded 10 percent of total sales during fiscal year 2015. Sales in each of fiscal year 2015, 2014 and 2013 for that customer are listed below:

	2015	2014	2013
Customer	$36,937,000	$34,244,000	$23,695,000

The Company had accounts receivable from the customer of $2,566,000 and $4,298,000 at August 30, 2015 and August 31, 2014, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with this customer.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013

Net Income	$997,068	$1,224,124	$729,687
Denominator for earnings per share:

Weighted average shares;denominator for basic earnings per share	2,910,426	2,899,576	2,882,949

Effect of dilutive securities;employee and non-employee options	49,972	64,808	59,878

Dilutive common shares;denominator for diluted earnings per share	2,960,398	2,964,384	2,942,827

Basic earnings per share	$.34	$.42	$.25

Dilutive earnings per share	$.34	$.41	$.25

Stock options to purchase 226,501 and 85,113 shares of common stock were outstanding during the years ended August 30, 2015 and August 25, 2013, respectively, but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

10.	OTHER ASSETS

Other assets consist of goodwill which resulted from costs from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $10,695 (net of accumulated amortization of $9,358) incurred in connection with the mortgage discussed in Note 3.

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