Form 10-Q
period 2015-11-29
WSI INDUSTRIES, INC.
filed 2015-12-29
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,919,500 shares of common stock were outstanding as of December 18, 2015.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 29, 2015	August 30, 2015
Assets

Current Assets:

Cash and cash equivalents	$5,040,529	$4,149,645
Accounts receivable	2,861,486	2,985,256
Inventories	4,616,692	5,951,706
Prepaid and other current assets	442,119	542,064
Deferred tax assets	153,456	117,904
Total Current Assets	13,114,282	13,746,575

Property, Plant and Equipment – Net	12,464,735	12,900,900

Goodwill and other assets, net	2,378,144	2,379,147

Total Assets	$27,957,161	$29,026,622

Liabilities and Stockholders’ Equity

Current Liabilities:

Trade accounts payable	$2,104,636	$2,793,948
Accrued compensation and employee withholdings	409,229	388,770
Other accrued expenses	214,720	208,364
Current portion of long-term debt	1,514,829	1,527,688
Total Current Liabilities	4,243,414	4,918,770

Long-term debt, less current portion	7,959,136	8,342,926

Deferred tax liabilities	1,826,321	1,890,194

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,919,500 shares	291,950	291,950
Capital in excess of par value	3,683,471	3,683,471
Retained earnings	9,952,869	9,899,311,
Total Stockholders’ Equity	13,928,290	13,874,732
Total Liabilities and Stockholders’ Equity	$27,957,161	$29,026,622

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended
	November 29, 2015	November 30, 2014

Net sales	$9,731,406	$10,098,171

Cost of products sold	8,843,401	9,058,939

Gross margin	888,005	1,039,232

Selling and administrative expense	704,583	699,786
Interest and other income	(1,435)	(1,503)
Interest and other expense	82,205	88,469
Earnings from operations before income taxes	102,652	252,480

Income tax expense (benefit)	(29,686)	85,843

Net income	$132,338	$166,637

Basic earnings per share	$.05	$.06

Diluted earnings per share	$.05	$.06

Cash dividend per share	$.04	$.04

Weighted average number of common shares outstanding, basic	2,919,500	2,904,331

Weighted average number of common shares outstanding, diluted	2,932,111	2,961,014

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
	November 29, 2015	November 30, 2014

Cash Flows From Operating Activities:
Net income	$132,338	$166,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	485,779	505,187
Amortization	1,003	1,002
Deferred taxes	(99,425)	65,843
Stock option compensation expense	38,001	46,950
Changes in assets and liabilities:
Decrease in accounts receivable	123,770	988,717
Decrease (increase) in inventories	1,335,014	(767,575)
Decrease (increase) in prepaid expenses	99,945	(46,804)
Decrease in accounts payable and accrued expenses	(662,497)	(524,358)
Net cash provided by operations	1,453,928	435,599

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(49,614)	(32,695)
Net cash used in investing activities	(49,614)	(32,695)

Cash Flows From Financing Activities:
Payments of long-term debt	(396,649)	(430,011)
Dividends paid	(116,781)	(116,165)

Net cash used in financing activities	(513,430)	(546,176)

Net Increase (Decrease) In Cash And Cash Equivalents	890,884	(143,272)

Cash And Cash Equivalents At Beginning Of Year	4,149,645	3,233,436

Cash And Cash Equivalents At End Of Reporting Period	$5,040,529	$3,090,164

Supplemental cash flow information:
Cash paid during the period for:
Interest	$82,883	$88,469
Payroll withholding taxes in cashless stock option exercise	$-	$230
Income taxes	$-	$20,000

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of November 29, 2015, the condensed consolidated statements of income for the thirteen weeks ended November 29, 2015 and November 30, 2014 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 30, 2015 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 30, 2015. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 29, 2015	August 30, 2015
Raw material	$2,006,883	$3,340,594
WIP	1,523,518	1,373,904
Finished goods	1,086,291	1,237,208
	$4,616,692	$5,951,706

3. OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 29, 2015 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $9,692 (net of accumulated amortization of $10,361) incurred in connection with a mortgage agreement entered into with the Company’s bank.

4. DEBT AND LINE OF CREDIT:

During the quarter ended November 29, 2015 the Company renewed and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 28, 2017, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum year-to-date earnings before interest, taxes, depreciation and amortization (EBITDA) measured quarterly, a minimum liquidity, a maximum debt to tangible net worth ratio, as well as a debt service coverage ratio. At November 29, 2015 the Company was in compliance with these provisions.

5. INCOME TAXES:

The Company’s effective tax rate for its quarter ended November 29, 2015 was a negative (28.9)% as compared to 34.0% for the quarter ended November 30, 2014. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. Subsequent to the end of the Company’s fiscal 2016 first quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case will be the Company’s fiscal 2016 second quarter.

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

7. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 29, 2015	November 30, 2014
Numerator for earnings per share:
Net income	$132,338	$166,637

Denominator:
Denominator for basic earnings per share - weighted average shares	2,919,500	2,904,331

Effect of dilutive securities:
Employee and non-employee options	12,611	56,683

Dilutive common shares
Denominator for diluted earnings per share	2,932,111	2,961,014

Basic earnings per share	$.05	$.06

Diluted earnings per share	$.05	$.06

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

The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 30, 2015. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Results of Operations:

Net sales were $9,731,000 for the first quarter of fiscal year 2016 ending November 29, 2015, a 4% decrease from the same period of the prior year. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
		Percent		Percent	Dollar
	November 29,	of Total	November 30,	of Total	Percent
	2015	Sales	2014	Sales	Change

ATV & Motorcycle	$8,763,000	90%	$7,918,000	78%	11%
Energy	296,000	3%	1,507,000	15%	-80%
Aerospace, Defense & Other	672,000	7%	673,000	7%	-%
Total Sales	$9,731,000	100%	$10,098,000	100%	-4%

Sales from the Company’s ATV and motorcycle markets increased 11% in the fiscal 2016 first quarter as compared to the prior year’s first quarter. Sales increases for the fiscal 2016 first quarter were due primarily to a new product line that in the year prior was still ramping up, as well as increased sales in certain of the Company’s product lines that offset a decrease in sales from other product lines.

Sales from the Company’s energy business for the fiscal first quarter of 2016 decreased by 80% versus the prior year’s first quarter. All of the Company’s customers in the energy market have their own internal machining capabilities and therefore the Company’s sales are generated primarily when their customers have limited machining capacity and therefore need to outsource. Circumstances such as a low price for oil will tend to drive machining in house and therefore lower the Company’s sales.

Sales from the Company’s aerospace, defense and other markets were consistent with the prior year with most of the Company’s customers having similar sales from fiscal 2015 to fiscal 2016.

Gross margin decreased to 9.1% of net sales for the quarter ending November 29, 2015 as compared to 10.3% of net sales for the quarter ending November 30, 2014. The decrease in fiscal 2016 was attributable to a lower level of energy business which led to excess capacity and a higher percentage of sales in fixed costs such as depreciation. Gross margin was also negatively impacted by product mix which led to a higher material content percentage of sales.

Selling and administrative expense was $705,000 in the fiscal 2016 first quarter as compared to $700,000 in the prior year first quarter. Most items that make up selling and administrative expense were comparable to the prior year with some small increases and decreases year over year.

Interest expense in the first quarter of fiscal 2016 was $82,000 as compared to $88,000 in first quarter of fiscal 2015. The decrease was due to a lower overall level of debt.

The Company’s effective tax rate for its quarter ended November 29, 2015 was a negative (28.9)% as compared to 34.0% for the quarter ended November 30, 2014. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. Subsequent to the end of the Company’s fiscal 2016 first quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case will be the Company’s fiscal 2016 second quarter.

Liquidity and Capital Resources:

At November 29, 2015, working capital was $8,871,000 which was a $43,000 increase as compared to $8,828,000 at August 30, 2015. The small increase was due to offsetting factors including an increase in cash and lower accounts payable offset by a decrease in inventory. The ratio of current assets to current liabilities of was 3.09 to 1.0 at November 29, 2015 as compared to the 2.79 to 1.0 ratio at August 30, 2015. The improvement in the current ratio was due to the same reasons.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. At November 29, 2015, the Company had a $1 million line of credit with its bank that had not been accessed.

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 30, 2015, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 29, 2015 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: December 29, 2015	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: December 29, 2015	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

