Form 10-Q
period 2016-02-28
WSI INDUSTRIES, INC.
filed 2016-04-04
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,919,500 shares of common stock were outstanding as of March 31, 2016.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28, 2016	August 30, 2015

Assets

Current Assets:
Cash and cash equivalents	$5,864,082	$4,149,645
Accounts receivable	2,299,935	2,985,256
Inventories	4,557,595	5,951,706
Prepaid and other current assets	489,550	542,064
Deferred tax assets	141,250	117,904
Total Current Assets	13,352,412	13,746,575

Property, Plant and Equipment – Net	12,040,129	12,900,900

Goodwill and other assets, net	2,377,142	2,379,147

Total Assets	$27,769,683	$29,026,622

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,630,888	$2,793,948
Accrued compensation and employee withholdings	432,313	388,770
Other accrued expenses	59,772	208,364
Current portion of long-term debt	1,529,016	1,527,688
Total Current Liabilities	4,651,989	4,918,770

Long-term debt, less current portion	7,571,745	8,342,926

Deferred tax liabilities	1,682,923	1,890,194

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,919,500 shares	291,950	291,950
Capital in excess of par value	3,767,250	3,683,471
Retained earnings	9,803,826	9,899,311
Total Stockholders’ Equity	13,863,026	13,874,732
Total Liabilities and Stockholders’ Equity	$27,769,683	$29,026,622

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		26 weeks ended
	February 28, 2016	March 1, 2015	February 28, 2016	March 1, 2015

Net sales	$8,488,313	$11,737,633	$18,219,720	$21,835,803

Cost of products sold	7,841,786	10,053,909	16,685,188	19,112,848

Gross margin	646,527	1,683,724	1,534,532	2,722,955

Selling and administrative expense	715,937	912,839	1,420,521	1,612,625
Interest and other income	(2,503)	(1,221)	(3,938)	(2,725)
Interest expense	78,533	81,800	160,737	170,269

Income (loss) before income taxes	(145,440)	690,306	(42,788)	942,786

Income tax expense (benefit)	(151,177)	234,704	(180,863)	320,547

Net income	$5,737	$455,602	$138,075	$622,239

Basic earnings per share	$-	$.16	$.05	$.21

Diluted earnings per share	$-	$.15	$.05	$.21

Cash dividend per share	$.04	$.04	$.08	$.08

Weighted average number of common shares outstanding, basic	2,919,500	2,909,183	2,919,500	2,906,757

Weighted average number of common shares outstanding, diluted	2,930,297	2,958,185	2,931,204	2,959,600

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 weeks ended
	February 28, 2016	March 1, 2015

Cash Flows From Operating Activities:
Net income	$138,075	$622,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	934,549	988,036
Amortization	2,005	2,005
Deferred taxes	(230,617)	171,047
Stock option compensation expense	83,779	112,828
Changes in assets and liabilities:
Decrease in accounts receivable	685,321	1,519,357
Decrease (increase) in inventories	1,394,111	(1,070,809)
Decrease (increase) in prepaid and other current assets	52,514	(355,168)
Decrease in accounts payable and accrued expenses	(268,109)	(227,471)
Net cash provided by operations	2,791,628	1,762,064

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(73,778)	(78,528)
Net cash used in investing activities	(73,778)	(78,528)

Cash Flows From Financing Activities:
Payments of long-term debt	(769,853)	(843,215)
Issuance of common stock	-	8,520
Dividends paid	(233,560)	(232,342)
Net cash used in by financing activities	(1,003,413)	(1,067,037)

Net Increase In Cash And Cash Equivalents	1,714,437	616,499

Cash And Cash Equivalents At Beginning Of Year	4,149,645	3,233,436

Cash And Cash Equivalents At End Of Reporting Period	$5,864,082	$3,849,935

Supplemental cash flow information:
Cash paid during the period for:
Interest	$162,081	$171,350
Income taxes	$-	$149,500
Payroll withholding taxes in cashless stock option exercise	$-	$2,913
Non cash investing and financing activities:
Acquisition of equipment through financing	$-	$274,000

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of February 28,2016, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 28, 2016 and March 1, 2015 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	February 28, 2016	August 30, 2015
Raw material	$2,407,346	$3,340,594
WIP	1,172,425	1,373,904
Finished goods	977,824	1,237,208
	$4,557,595	$5,951,706

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at February 28, 2016 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $8,690 (net of accumulated amortization of $11,363) incurred in connection with a mortgage agreement entered into with the Company’s bank.

4.	DEBT AND LINE OF CREDIT:

During the quarter ended February 28, 2016 the Company amended and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 28, 2017, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum year-to-date earnings before interest, taxes, depreciation and amortization (EBITDA) measured quarterly, a minimum liquidity level and a maximum total liabilities to tangible net worth ratio. At February 28, 2016 the Company was in compliance with these provisions.

5.	INCOME TAXES:

The Company’s effective tax rate for its fiscal second quarter ended February 28, 2016 was a negative (103.9)% as compared to 34.0% for the quarter ended March 1, 2015. The year-to-date effective tax rate was a negative (422.7)% in the current year as compared to 34.0% for the prior year. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

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

7.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 28, 2016	March 1, 2015	February 28, 2016	March 1, 2015
Numerator for basic and diluted earnings per share:
Net income	$5,737	$455,602	$138,075	$622,239

Denominator
Denominator for basic earnings per share – weighted average shares	2,919,500	2,909,183	2,919,500	2,906,757

Effect of dilutive securities:
Employee and non-employee options	10,797	49,002	11,704	52,843

Dilutive common shares
Denominator for diluted earnings per share	2,930,297	2,958,185	2,931,204	2,959,600

Basic earnings per share	$-	$.16	$.05	$.21

Diluted earnings per share	$-	$.15	$.05	$.21

8.	RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the Financial Accounting Standards Board voted to defer the effective date by one year, with early adoption on the original effective date permitted. As a result, the guidance in ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

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

Results of Operations:

Net sales were $8,488,000 for the thirteen weeks ending February 28, 2016, a decrease of 28% or $3,249,000 from the same period of the prior year. Year-to-date sales in fiscal 2016 are $18,220,000 compared to $21,836,000 in the prior year which equates to a 17% decrease. Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
	February 28, 2016	Percent of Total Sales	March 1, 2015	Percent of Total Sales	Dollar Percent Change	February 28, 2016	Percent of Total Sales	March 1, 2015	Percent of Total Sales	Dollar Percent Change

ATV & Motorcycle	$7,727,000	91%	$9,865,000	84%	-22%	$16,490,000	90%	$17,784,000	82%	-7%
Energy	53,000	1%	939,000	8%	-94%	349,000	2%	2,445,000	11%	-86%
Aerospace, Defense & Other	708,000	8%	934,000	8%	-24%	1,381,000	8%	1,607,000	7%	-14%
Total Sales	$8,488,000	100%	$11,738,000	100%	-28%	$18,220,000	100%	$21,836,000	100%	-17%

Sales from the Company’s ATV and Motorcycle markets were down 22% for the fiscal 2016 second quarter as compared to the prior year quarter. The Company experienced an unexpected drop in demand from its primary customer during the quarter for some of its product lines as well as year over year decreases related to the same customer dual sourcing some of the Company’s product lines. Year-to-date sales for the ATV and Motorcycle markets were down 7% as compared to the prior year for the same reasons.

Sales from the Company’s energy business for the fiscal 2016 second quarter were lower by 94% over the prior year’s second quarter. Year-to-date sales as of February 28, 2016 were also lower by 86% as compared to the prior year-to-date period. The reductions in sales in fiscal 2016 are a result of lower customer demand for product in both the oilfield equipment and shale fracturing industries as the overall lower market price for oil reduces the demand for the Company’s customer’s end products.

Sales from the Company’s aerospace, defense and other markets were down 24% for the fiscal 2016 second quarter over the prior year. The decrease in sales is primarily attributable from what the Company believes were sales from a one-time assembly program in the fiscal 2015 second quarter that did not repeat in the fiscal 2016 second quarter. Excluding the assembly program, overall sales in the aerospace, defense and other markets were up 7% versus the prior year quarter. Sales for the year-to-date February 28, 2016 period were down 14% versus the prior year with the one-time assembly program being the primary reason for the decrease. Excluding the one-time program, year-to-date sales in fiscal 2016 would have increased 3%.

Gross margin in the fiscal 2016 second quarter decreased to 7.6% from 14.3% in the prior year quarter. With the lower overall sales in the fiscal 2016 second quarter, gross margins were negatively affected by a higher level of fixed manufacturing costs as a percent of sales than the prior year’s second quarter. Year-to-date gross margin in fiscal 2016 was 8.4%, which was a decrease over the prior year-to-date gross margin of 12.5% with the decrease attributable to the higher relative level of fixed expense.

Selling and administrative expense of $716,000 for the quarter ending February 28, 2016 was $197,000 lower than in the prior year period due primarily to lower compensation expense including incentive compensation as well as lower stock option compensation expense. Year-to-date selling and administrative expense of $1,421,000 was $192,000 lower than the comparable prior year period due primarily to the same reasons.

Interest expense in the second quarter of fiscal 2016 was $79,000, which was a $3,000 decrease from the prior year quarter. Year-to-date interest expense of $161,000 was lower than the previous year-to-date period by $10,000. The lower interest costs are a result of the lower overall level of long-term debt.

The Company’s effective tax rate for its fiscal second quarter ended February 28, 2016 was a negative (103.9)% as compared to 34.0% for the quarter ended March 1, 2015. The year-to-date effective tax rate was a negative (422.7) % in the current year as compared to 34.0% for the prior year. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

Liquidity and Capital Resources:

On February 28, 2016 working capital was $8,700,000 as compared to $8,828,000 at August 30, 2015. The ratio of current assets to current liabilities at February 28, 2016 was 2.87 to 1.0 compared to 2.79 to 1.0 at August 30, 2015. The changes in these measures is primarily a result of an increase in cash and cash equivalents coming from a decrease in accounts receivable and inventories offset by a decrease in trade accounts payable.

During the quarter ended February 28, 2016 the Company amended and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 28, 2017, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum year-to-date earnings before interest, taxes, depreciation and amortization (EBITDA) measured quarterly, a minimum liquidity level and a maximum total liabilities to tangible net worth ratio. At February 28, 2016 the Company was in compliance with these provisions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 28, 2016 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: April 4, 2016	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: April 4, 2016	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

