Form 10-Q
period 2016-05-29
WSI INDUSTRIES, INC.
filed 2016-06-23
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,919,500 shares of common stock were outstanding as of June 22, 2016.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 29, 2016	August 30, 2015
Assets

Current Assets:
Cash and cash equivalents	$6,378,899	$4,149,645
Accounts receivable	1,721,277	2,985,256
Inventories	3,796,770	5,951,706
Prepaid and other current assets	692,203	542,064
Deferred tax assets	157,277	117,904
Total Current Assets	12,746,426	13,746,575

Property, Plant and Equipment ,net	11,810,792	12,900,900

Goodwill and other assets, net	2,376,139	2,379,147

	$26,933,357	$29,026,622

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,841,095	$2,793,948
Accrued compensation and other accrued expenses	426,258	597,134
Current portion of long-term debt	1,543,340	1,527,688
Total Current Liabilities	3,810,693	4,918,770

Long-term debt, less current portion	7,180,127	8,342,926

Deferred tax liabilities	1,951,667	1,890,194

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,919,500 shares	291,950	291,950
Capital in excess of par value	3,816,788	3,683,471
Retained earnings	9,882,132	9,899,311
Total Stockholders’ Equity	13,990,870	13,874,732
	$26,933,357	$29,026,622

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 weeks ended		39 weeks ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015

Net sales	$8,886,005	$12,368,163	$27,105,725	$34,203,966

Cost of products sold	7,934,304	11,105,038	24,619,492	30,217,886

Gross margin	951,701	1,263,125	2,486,233	3,986,080

Selling and administrative expense	788,040	726,854	2,208,560	2,339,479
Interest and other income	(16,252)	(1,483)	(20,189)	(4,207)
Interest expense	75,628	89,142	236,365	259,411

Income before income taxes	104,285	448,612	61,497	1,391,397

Income tax expense (benefit)	25,979	39,528	(154,884)	360,075

Net income	$78,306	$409,084	$216,381	$1,031,322

Basic earnings per share	$.03	$.14	$.07	$.35

Diluted earnings per share	$.03	$.14	$.07	$.35

Cash dividend per share	$-	$.04	$.08	$.12

Weighted average number of common shares outstanding, basic	2,919,500	2,912,443	2,919,500	2,908,652

Weighted average number of common shares outstanding, diluted	2,925,247	2,964,158	2,929,218	2,961,119

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 weeks ended
	May 29, 2016	May 31, 2015
Cash Flows From Operating Activities:
Net income	$216,381	$1,031,322
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,381,216	1,480,747
Amortization	3,008	3,008
Deferred taxes	22,100	(23,425)
Stock option compensation expense	133,317	182,140
Gain on sale of equipment	(15,000)	-
Changes in assets and liabilities:
Decrease in accounts receivable	1,263,979	1,872,112
Decrease (increase) in inventories	2,154,936	(1,917,224)
Increase in prepaid expenses	(150,139)	(217,223)
Decrease in accounts payable and accrued expenses	(1,123,729)	(529,417)
Net cash provided by operations	3,886,069	1,882,040

Cash Flows From Investing Activities:
Proceeds from sale of equipment	15,000	-
Purchase of property, plant and equipment	(291,108)	(127,415)
Net cash used in investing activities	(276,108)	(127,415)

Cash Flows From Financing Activities:
Payments of long-term debt	(1,147,147)	(1,285,425)
Issuance of common stock	-	8,520
Dividends paid	(233,560)	(348,840)
Net cash used in financing activities	(1,380,707)	(1,625,745)

Net Increase In Cash And Cash Equivalents	2,229,254	128,880

Cash And Cash Equivalents At Beginning Of Year	4,149,645	3,233,436

Cash And Cash Equivalents At End Of Reporting Period	$6,378,899	$3,362,316

Supplemental cash flow information:
Cash paid during the period for:
Interest	$237,189	$259,411
Income taxes	$757	$468,735
Payroll withholding taxes in cashless stock option exercise	$-	$2,913
Non-cash investing and financing activities:
Acquisition of machinery through financing	$-	$1,391,890

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED Consolidated Financial Statements:

The condensed consolidated balance sheet as of May 29, 2016, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended May 29, 2016 and May 31, 2015 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 30, 2015 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2015 annual report to shareholders on Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES:

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	May 29, 2016	August 30, 2015

Raw material	$1,702,468	$3,340,594
WIP	1,149,949	1,373,904
Finished goods	944,353	1,237,208
	$3,796,770	$5,951,706

The Company did not dispose of any significant obsolete inventory during the quarter ended May 29, 2016 and therefore there was no material effect on gross margin from any dispositions.

3.	Goodwill And OTHER Assets:

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at May 29, 2016 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $7,687 (net of accumulated amortization of $12,366) incurred in connection with a mortgage agreement entered into with the Company’s bank.

4.	INCOME TAXES:

The Company’s effective tax rate in its fiscal 2016 third quarter was 24.9% as compared to 8.8% in its fiscal 2015 third quarter. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2015 third quarter, the Company recognized a tax benefit that related to actual R&D credits claimed in its fiscal year 2014 federal and state tax returns as well as estimated R&D credits for fiscal year 2015.

The fiscal 2016 year-to-date effective tax rate was a negative (251.9) % as compared to 25.9% for the prior year. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects were recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

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

6.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
Numerator for basic and diluted earnings per share:
Net income	$78,306	$409,084	$216,381	$1,031,322

Denominator
Denominator for basic earnings per share – weighted average shares	2,919,500	2,912,443	2,919,500	2,908,652

Effect of dilutive securities:
Employee and non-employee options	5,747	51,715	9,718	52,467

Dilutive common shares
Denominator for diluted earnings per share	2,925,247	2,964,158	2,929,218	2,961,119

Basic earnings per share	$.03	$.14	$.07	$.35

Diluted earnings per share	$.03	$.14	$.07	$.35

7.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

Results of Operations:

Net sales were $8,886,000 for the quarter ended May 29, 2016 compared to $12,368,000 in the same period of the prior year, a decrease of 28%. Year-to-date sales for the first three quarters of fiscal 2016 were $27,106,000 compared to $34,204,000 in the prior year, a decrease of 21%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent			Percent		Percent
		of Total		of Total	Dollar Percent		of Total		of Total	Dollar Percent
	May 29, 2016	Sales	May 31, 2015	Sales	Change	May 29, 2016	Sales	May 31, 2015	Sales	Change

Recreational Vehicles	$8,215,000	92%	$11,078,000	89%	-26%	$24,705,000	91%	$28,861,000	84%	-14%
Energy	2,000	-%	573,000	5%	-100%	351,000	1%	3,019,000	9%	-88%
Aerospace Defense & Other	669,000	8%	717,000	6%	-7%	2,050,000	8%	2,324,000	7%	-12%
Total Sales	$8,886,000	100%	$12,368,000	100%	-28%	$27,106,000	100%	$34,204,000	100%	-21%

Sales from the Company’s ATV and Motorcycle markets were down 26% for the fiscal 2016 third quarter as compared to the prior year quarter. The Company experienced a drop in demand from its primary customer during the quarter related to the same customer dual sourcing some of the Company’s product lines as well as a lower overall demand in those same product lines. Year-to-date sales for the ATV and Motorcycle markets were down 14% as compared to the prior year for the same reason as well as an unexpected drop in demand that occurred in the Company’s fiscal second quarter.

Sales from the Company’s energy business for the fiscal 2016 third quarter were negligible as compared to the prior year’s third quarter. Year-to-date sales as of May 29, 2016 were also lower by 88% as compared to the prior year-to-date period. The reductions in sales in fiscal 2016 are a result of lower customer demand for product in both the oilfield equipment and shale fracturing industries as the overall lower market price for oil reduces the demand for the Company’s customer’s end products.

Sales from the Company’s aerospace, defense and other markets were down 7% for the fiscal 2016 third quarter over the prior year. Year-to-date sales for the fiscal 2016 third quarter were down 12% versus the prior year. Fluctuations in quarterly sales are normal for this segment of the Company’s business. Year-to-date sales were affected from what the Company believes were sales from a one-time assembly program in the fiscal 2015 second quarter that did not repeat in the fiscal 2016. Excluding the assembly program, year-to-date overall sales in the aerospace, defense and other markets were flat versus the prior year-to-date quarter.

Gross margin increased to 10.7% for the quarter ended May 29, 2016 versus 10.2% in the prior year period. Gross margins were positively impacted by product mix, a higher percentage of sales in the fiscal 2016 third quarter came from parts that had a lower material content percentage. This positive effect was offset by manufacturing inefficiencies caused by volume decreases in the Company’s overall business. Year-to-date gross margins decreased to 9.2% versus 11.7% in the prior year-to-date period due in large measure to the volume decreases.

Selling and administrative expense was $788,000 for the quarter ended May 29, 2016 versus $727,000 in the prior year quarter. Year-to-date selling and administrative expense of $2,209,000 was $131,000 lower than the comparable prior year period. The increase in the quarterly expense was due to increases in compensation costs due to investments made in the Company’s overall sales and marketing efforts. The year-to-date decrease versus the prior year was due in large part to lower incentive compensation and accrued profit sharing as well as lower stock option expense.

Interest expense in the third quarter of fiscal 2016 was $76,000 as compared to $89,000 in the prior year quarter. Year-to-date interest expense for fiscal 2016 was $236,000 versus $259,000 in the prior year. The lower interest costs are a result of a lower level of long-term debt.

The Company’s effective tax rate in its fiscal 2016 third quarter was 24.9% as compared to 8.8% in its fiscal 2015 third quarter. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2015 third quarter, the Company recognized a tax benefit that related to actual R&D credits claimed in its fiscal year 2014 federal and state tax returns as well as estimated R&D credits for fiscal year 2015.

The fiscal 2016 year-to-date effective tax rate was a negative (251.9) % as compared to 25.9% for the prior year. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects were recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

Liquidity and Capital Resources

On May 29, 2016 working capital was $8,936,000 as compared to $8,828,000 at August 30, 2015. The ratio of current assets to current liabilities at May 29, 2016 was 3.34 to 1.0 compared to 2.79 to 1.0 at August 30, 2015. Improvements in both ratios came primarily from an increase in the level of cash due to a decrease in the level of inventories and accounts receivable partially offset by lower elements of current liabilities.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months. At May 29, 2016, the Company had a $1 million line of credit with its bank that had not been accessed.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 29, 2016 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: June 23, 2016	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & Chief Executive Officer

Date: June 23, 2016	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

