Form 10-K
period 2016-08-28
WSI INDUSTRIES, INC.
filed 2016-11-04
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 28, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 26, 2016 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $10,802,000 based upon the closing sale price on that date of $3.70 as reported by The NASDAQ Capital Market. The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of October 17, 2016 was 2,919,500.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on December 22, 2016, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

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

Sales and Marketing

Our mission is to achieve diversified growth through the expansion of our contract machining and complimentary value-add services, as well as growth through partnerships and acquisitions. We have a team of direct sales force personnel that are dedicated to pursuing opportunities to organically grow our business. We also utilize independent sales reps to search out new business where appropriate. Our overall goal is to add core customers that will diversify the industries that we serve and will eventually become “pillar” accounts that support the overall organization. Our target markets include aerospace, avionics, defense, automotive, recreational powersports, heavy equipment and other industries that outsource machining services and have the need to build long-term relationships with a dependable supplier. We search out these types of customers via a wide variety of methods including prospecting, trade shows and networking with the goal of receiving request for quotes that we can provide proposals on and eventually win new business.

The Company has a reputation as a dependable supplier capable of meeting stringent specifications to produce quality components at high production rates. The Company has demonstrated an ability to develop sophisticated manufacturing processes and controls essential to produce precision and reliability in its products.

Customers

Sales were made to Polaris Industries, Inc. and related entities in the amount of $31,526,000, or 90% of total Company revenues, in fiscal 2016.

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

Research and Development; Intellectual Property

We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. Our research and development activities are machining process oriented and not done towards the development of products. We did not expend significant dollars in 2016 or 2015 on company-sponsored product research and development. Patents and trademarks are not deemed significant to the Company.

Employees

At August 28, 2016, the Company had 91 full-time employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

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

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2016, 2015 and 2014, one customer in the recreational vehicle market accounted for 90%, 86% and 80% of our revenue, respectively. If there is a loss of this customer or a significant decline in sales to this customer it could have an adverse effect on our results from operations.

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

The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of our business.

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

As of October 27, 2016 there were 297 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2016:
First quarter	$5.50	$4.24
Second quarter	4.46	3.50
Third quarter	3.99	2.91
Fourth quarter	3.66	2.77

FISCAL 2015:
First quarter	$7.45	$5.96
Second quarter	6.68	5.51
Third quarter	6.55	5.68
Fourth quarter	6.50	5.20

In the first two quarters of fiscal 2016 and all of fiscal 2015, the Company paid a quarterly cash dividend of $.04 per share in each quarter. The Company discontinued its quarterly dividend program in March of 2016.

The following table sets forth information regarding our equity compensation plans in effect as of August 28, 2016. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:

2005 Stock Plan	415,001	$5.35	227,882

Total	415,001	$5.35	227,882

There are no outstanding equity compensation plans not approved by shareholders.

The Company made no repurchases of its common stock in fiscal year 2016.

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

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no significant changes to our critical accounting policies during fiscal 2016.

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

Goodwill Impairment:

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2016 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

Deferred Taxes:

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. A deferred tax valuation allowance is set up should the realization of any deferred taxes become less likely than not to occur. The valuation allowance is analyzed periodically by the Company and may result in income tax expense being different than statutory rates. The Company established a valuation allowance in fiscal 2016 as it believes it is more likely than not that it will not fully realize the benefit of certain of its tax assets. Currently, the Company’s deferred tax assets consists primarily of the temporary accruals that will reverse in future years as well as tax credits.

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

Liquidity and Capital Resources:

The Company’s net working capital at the end of fiscal 2016 was $7,081,000 as compared to $8,828,000 at the end of fiscal 2015. The decrease was due in large measure to the Company being required by its bank to keep $1,250,000 in a deposit account maintained by the bank. Since the Company has no right of withdrawal, the restricted cash is classified as a long-term asset and therefore not an element of working capital. The ratio of current assets to current liabilities increased to 2.86 to 1.0 at August 28, 2016 from 2.79 to 1.0 as both current assets and current liabilities decreased by roughly the same percentages which led to the small increase. The Company generated $2,978,000, $3,241,000 and $3,925,000 in cash from operations in fiscal 2016, 2015 and 2014, respectively.

In fiscal 2016 and fiscal 2015, additions to property, plant and equipment either by cash or financing were $392,000 and $1,584,000, respectively. In fiscal 2015, of the $1,584,000 in additions, $1,392,000 was acquired using financing arrangements.

In fiscal 2015, the Company added three milling machines in the Company’s third quarter for a new program in its recreational powersports business. There were no major pieces of equipment acquired during fiscal 2016 and 2014.

At August 26, 2016, the Company amended and modified its revolving loan and term loan agreements with its bank. Under the revolving loan agreement the Company can borrow up to $1 million in revolving loans. Both agreements expire on February 28, 2017 and are collateralized by all assets of the Company. The revolving loan agreement carries an interest rate of LIBOR plus 2%. Both agreements also contain restrictive provisions requiring a minimum year-to-date earnings before interest, taxes, depreciation and amortization (EBITDA) measured quarterly, a minimum liquidity, a maximum debt to tangible net worth ratio, as well as a debt service coverage ratio. In addition, the Company is required to keep $1,250,000 in a deposit account maintained by the bank. Since the Company has no right of withdrawal, and the account is to serve as collateral for outstanding debt obligations, restricted cash has been excluded from cash and cash equivalents. No balances were owed at August 28, 2016 and August 30, 2015 on the credit line.

The Company’s total debt was $8,343,000 at August 28, 2016 which consisted of a mortgage on its building of $3,676,000 and debt secured by production equipment of $4,667,000. Current maturities of long-term debt at August 28, 2016 consist of $1,386,000 due on equipment related debt and $172,000 on its building related debt. During fiscal 2016, the Company made principal payments on its debt of $1,527,000. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2017.

Results of Operations:

The Company’s sales decreased 18% in fiscal 2016 as compared to increases of 1% in fiscal 2015 and 26% fiscal 2014, respectively. Net sales in fiscal 2016 were approximately $35.2 million as compared to $43.0 million in fiscal 2015 and $42.7 million in fiscal 2014.

Sales in fiscal 2016 decreased 18% as compared to the prior two fiscal years which experienced increases of 1% and 26%, respectively. In fiscal 2016, sales were negatively affected by a 15% decrease in sales in the recreational powersports business as well as an 88% decrease in the level of energy business. These two declining factors were partially offset by an increase in the Company’s automotive business. In prior fiscal years 2015 and 2014, sales increases in recreational powersports business and automotive market were partially offset by decreases in the energy business. Sales to the recreational powersports vehicle market totaled approximately 90%, 86% and 80% of total sales in fiscal 2016, 2015 and 2014, respectively. Sales to the energy industry totaled approximately 1%, 7% and 12% of sales in fiscal 2016, 2015 and 2014, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 5% of total sales in each of fiscal 2016, 2015 and 2014, respectively. Sales to the automotive industries totaled 3% and 1% in fiscal 2016 and 2015, respectively. Sales to the bioscience and other industries amounted to approximately 1% - 2% of total sales in each of fiscal years 2014 – 2016.

The following is a reconciliation of sales by major market:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

Recreational vehicle	$31,526,000	$36,937,000	$34,244,000
Aerospace and defense	1,767,000	2,103,000	2,273,000
Energy	389,000	3,128,000	5,308,000
Automotive	910,000	389,000	95,000
Biosciences & Other	624,000	426,000	794,000
	$35,216,000	$42,983,000	$42,714,000

In fiscal 2016, sales in the recreational powersports business decreased 15% with a decrease in one product line due primarily to the Company’s main customer dual sourcing that product line, offset by increases in another product line due to increased demand. The increase in sales in the recreational vehicle market in fiscal 2015 resulted from the overall increase in demand from the Company’s largest customer for the parts the Company supplies as well as new programs that had been awarded and started in fiscal 2015.

Sales from the Company’s aerospace and defense markets were down 16% in fiscal 2016 and 7% in fiscal 2015. The Company believes the year to year changes are attributable to a general softening in demand for the products that the Company supplies to its customers.

Sales from the Company’s energy business continued to decrease in fiscal 2016 with year over year sales down 88%. In fiscal 2015, sales were down 41% as compared to the prior year. All of the Company’s customers in the energy market have their own internal machining capabilities and therefore the Company’s sales are generated primarily when their customers have limited machining capacity and need to outsource. Circumstances such as a low price for oil will tend to drive machining in house and therefore lower the Company’s sales. This fact tends to create volatility in the Company’s sales to the energy industry on top of an energy market that has volatile tendencies.

Sales to the Company’s automotive business increased 134% in fiscal 2016 and 309% in fiscal 2015. Much of the sales increase in fiscal 2016 came from programs that appear to be sporadic in nature, and it is unclear to the Company how much of the existing automotive business will repeat in future periods.

Sales to the Company’s bioscience and other markets are relatively small as sales from these markets only amount to approximately 1% - 2% of total sales. The fluctuations in these markets have been minimal in the last two fiscal years.

The Company’s gross margin decreased to 8.3% in fiscal 2016 from 10.0% in fiscal 2015 while fiscal 2014 gross margins were at 12.6%. The decreases in both fiscal 2016 and 2015 were attributable to lower levels of business which led to excess capacity and a higher percentage of sales in fixed costs such as depreciation. The lower level of sales also caused manufacturing inefficiencies which created a drag on gross margins.

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

No significant sales of obsolete items occurred in fiscal years 2014 through 2016 and, correspondingly, no significant gross margin was recognized.

Selling and administrative expense has remained steady from fiscal 2014 through fiscal 2016 with $3,012,000 incurred in fiscal 2016 and $2,972,000 and $3,077,000 spent in fiscal 2015 and 2104, respectively. Any change from year to year results primarily from fluctuations in incentive compensation and profit sharing expense, if any, as well as overall payroll costs. The Company also incurred professional service expense in each of those three fiscal years in connection with its analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act as well as requirements related to Conflict Minerals Reporting as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Interest expense in fiscal 2016 decreased $38,000 to $308,000 from fiscal 2015, due primarily to a lower average level of debt as well as a lower overall interest rate. Interest expense in fiscal 2015 decreased $64,000 to $346,000 from fiscal 2014 also due primarily to those same reasons.

The Company’s effective tax rate in its year ended August 28, 2016 was a negative (146.2%) as compared to 1.5% in the year ended August 30, 2015 and 36.0% in the year ended August 31, 2014, respectively. During the current fiscal year, the Company hired an outside consulting firm to conduct an analysis to determine if certain activities the Company performs qualifies for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the fiscal year 2016 recognized tax benefits related to R&D tax credits from several prior years which lowered the overall effective tax rate. In addition, during the Company’s fiscal second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter. The Company believes that it has recognized R&D tax benefits for all prior years to the extent possible.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Benjamin T. Rashleger, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 28, 2016 our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 28, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company’s internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 28, 2016 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of that evaluation, our management has concluded that, as of August 28, 2016, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B. Other Information.

None.

PART III

Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 28, 2016 and such information required by such items is incorporated herein by reference from the proxy statement.

PART IV

Item 15. Exhibits.

(a)	Documents filed as part of this report.

1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 20) hereinafter contained for all Consolidated Financial Statements.

2.	Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of WSI Industries, Inc. Incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

3.2	Restated and Amended Bylaws, as amended through January 6, 2005. Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

10.1	WSI Industries, Inc. 2005 Stock Plan. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-203225).

10.2	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.3	Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.4	Form of Restricted Stock Bonus Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended August 30, 2009.

Exhibit No.	Description

10.5	Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.6	Employment (change in control) Agreement between Paul D. Sheely and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

10.7	Amendment No. 1 to Employment (change in control) Agreement between Paul D. Sheely and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.11 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.8	Second Amendment to Employment (Change in Control) Agreement dated December 29, 2008 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated December 29, 2008.

10.9	Severance Letter Agreement dated October 7, 2009 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated October 7, 2009.

10.10	Employment Offer Letter dated October 5, 2009 by WSI Industries, Inc. to Benjamin Rashleger. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 7, 2009.

10.11	Employment (Change In Control) Agreement dated October 12, 2009 by and between WSI Industries, Inc. and Benjamin Rashleger. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 7, 2009.

10.12	Form of Restrictive Covenant Agreement by and between WSI Industries, Inc. and Michael J. Pudil, Paul D. Sheely and Benjamin Rashleger. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 7, 2009.

10.13	Loan agreement dated February 1, 2011 between WSI Industries, Inc., Taurus Numeric Tool, Inc., WSI Rochester, Inc., and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended February 27, 2011.

Exhibit No.	Description

10.14	Amended and Restated Revolving Credit Promissory Note dated February 1, 2011 in the principal amount of $1,000,000 by WSI Industries, Inc. in favor of M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.24 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.15	Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Industries, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.25 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.16	Amended and Restated Security Agreement dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.26 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.17	Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Rochester, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.27 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.18	Guaranty dated February 1, 2011 by and WSI Rochester, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.28 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.19	Guaranty dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.29 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.20	First Amendment and Modification of Revolving Line of Credit Promissory Note, Loan Agreement and Reaffirmation of Guaranties dated February 1, 2012 and incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated February 15, 2012.

10.21	Second Amendment and Modification of Revolving Line of Credit Promissory Note, Loan Agreement and Reaffirmation of Guaranties, and Amended and Restated Revolving Credit Promissory Note dated January 30, 2013 by and among WSI Industries, Inc., WSI Industries, Co., WSI Rochester, Inc. and BMO Harris Bank, N.A. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 30, 2013.

Exhibit No.	Description

10.22	Amended and Restated Real Estate Mortgage, Security Agreement and Financing Statement dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated May 8, 2013.

10.23	Amended and Restated Promissory Note in the principal amount of up to $4,200,000 dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 8, 2013.

10.24	Term Loan Agreement dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 8, 2013.

10.25	Assignment of Leases and Rents dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 8, 2013.

10.26	Guaranty dated May 8, 2013 between WSI Rochester, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 8, 2013.

10.27	Guaranty dated May 8, 2013 between WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 8, 2013.

10.28	First Amendment to Term Loan Agreement dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2014.

10.29	Third Amendment to Revolving Loan Agreement and First Amendment to Amended and Restated Revolving Credit Promissory Note dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 31, 2014.

10.30	Acknowledgement of Guarantors dated January 31, 2014 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated January 31, 2014.

10.31	Fourth Amendment to Revolving Loan Agreement and First Amendment to Amended and Restated Revolving Credit Promissory Note dated January 26, 2015 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 26, 2015.

Exhibit No.	Description

10.32	Acknowledgement of Guarantors dated January 26, 2015 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated January 26, 2015.

10.33	Fifth Amendment to Revolving Loan Agreement and Second Amendment to Term Loan Agreement and Amended and Restated Revolving Credit Promissory Note dated November 27, 2015 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Form 8-K dated November 27, 2015.

10.34	Acknowledgement of Guarantors dated November 27, 2015 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated November 27, 2015.

10.35	Sixth Amendment to Revolving Loan Agreement and Third Amendment to Term Loan Agreement dated February 28, 2016 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K dated February 28, 2016.

10.36	Acknowledgement of Guarantors dated February 28, 2016 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated February 28, 2016.

10.37	Seventh Amendment to Revolving Loan Agreement and Fourth Amendment to Term Loan Agreement dated August 26, 2016 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K dated August 26, 2016.

10.38	Acknowledgement of Guarantors dated August 26, 2016 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated August 26, 2016.

14.1	Code of Ethics & Business Conduct adopted by WSI Industries, Inc. on October 29, 2003. Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Schechter Dokken Kanter Andrews & Selcer Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

DATE: November 4, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin T. Rashleger	President, Chief Executive Officer and Director	November 4, 2016
Benjamin T. Rashleger

/s/ Michael J. Pudil	Director	November 4, 2016
Michael J. Pudil

/s/ Thomas C. Bender	Director	November 4, 2016
Thomas C. Bender

/s/ Burton F. Myers II	Director	November 4, 2016
Burton F. Myers II

/s/ James D. Hartman	Director	November 4, 2016
James D. Hartman

/s/ Jack R. Veach	Director	November 4, 2016
Jack R. Veach

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

WSI Industries, Inc.

Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 28, 2016 and August 30, 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 28, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 28, 2016 and August 30, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended August 28, 2016, in conformity with United States generally accepted accounting principles.

/s/ Schechter Dokken Kanter
Andrews & Selcer Ltd.

Minneapolis, Minnesota
November 4, 2016

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 28, 2016 AND AUGUST 30, 2015

	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$3,739,324	$4,149,645
Accounts receivable, less allowance for doubtful accounts of $10,074	3,823,545	2,985,256
Inventories (Note 2)	3,047,512	5,951,706
Prepaid and other current assets	286,251	542,064
Deferred tax assets (Note 6)	-	117,904
Total current assets	10,896,632	13,746,575

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	6,288,811	6,256,562
Machinery and equipment	21,466,372	21,634,723
Less accumulated depreciation	(17,113,365)	(15,809,385)
Total property, plant, and equipment	11,460,818	12,900,900

Restricted cash (Note 3)	1,250,000	-

Other assets (Note 10):
Goodwill and other assets	2,375,136	2,379,147
	$25,982,586	$29,026,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,729,251	$2,793,948
Accrued compensation and employee withholdings	394,657	388,770
Other accrued expenses	133,477	208,364
Current portion of long-term debt (Note 3)	1,557,801	1,527,688
Total current liabilities	3,815,186	4,918,770

Long-term debt, less current portion (Note 3)	6,785,432	8,342,926

Deferred tax liabilities (Note 6)	1,402,735	1,890,194

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,919,500 shares	291,950	291,950
Capital in excess of par value	3,848,484	3,683,471
Retained earnings	9,838,799	9,899,311
Total stockholders’ equity	13,979,233	13,874,732
	$25,982,586	$29,026,622

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 28, 2016, AUGUST 30, 2015 AND AUGUST 31, 2014

	2016	2015	2014

Net sales (Note 8)	$35,215,984	$42,982,937	$42,714,240

Cost of products sold	32,291,726	38,658,881	37,319,981
Gross margin	2,924,258	4,324,056	5,394,259

Selling and administrative expense	3,011,651	2,971,576	3,076,663
Interest and other income	(21,606)	(5,601)	(5,404)
Interest expense	308,461	346,297	410,165
	3,298,506	3,312,272	3,481,424

Income (loss) before income taxes	(374,248)	1,011,784	1,912,835

Income tax expense (benefit) (Note 6)	(547,296)	14,716	688,711

Net income	$173,048	$997,068	$1,224,124

Basic earnings per share	$.06	$.34	$.42

Diluted earnings per share	$.06	$.34	$.41

Cash dividend per share	$.08	$.16	$.16

Weighted average number of common shares outstanding, basic	2,919,500	2,910,426	2,899,576

Weighted average number of common shares outstanding, diluted	2,928,126	2,960,398	2,964,384

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED AUGUST 28, 2016, AUGUST 30, 2015 AND AUGUST 31, 2014

	Common Stock Shares	Amount	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity

Balance at August 25, 2013	2,903,852	$290,384	$3,314,193	$(73,874)	$8,607,227	$12,137,930

Net income	-	-	-	-	1,224,124	1,224,124
Restricted stock grants	197	20	1,230	(1,250)	-	-
Restricted stock vesting	-	-	(50,480)	50,480	-	-
Stock option compensation	-	-	241,662	-	-	241,662
Restricted stock grants payment of withholding taxes	(3,532)	(353)	(21,656)	-	-	(22,009)
Exercise of stock options and appreciation rights and payment of withholding taxes	8,376	838	(4,499)	-	-	(3,661)
Dividends paid	-	-	-	-	(463,771)	(463,771)

Balance at August 31, 2014	2,908,893	$290,889	$3,480,450	$(24,644)	$9,367,580	$13,114,275

Net income	-	-	-	-	997,068	997,068
Restricted stock grants	54	6	323	(329)	-	-
Restricted stock vesting	-	-	(24,973)	24,973	-	-
Stock option compensation	-	-	235,208	-	-	235,208
Restricted stock grants payment of withholding taxes	(504)	(51)	(2,863)	-	-	(2,914)
Exercise of stock options and appreciation rights and payment of withholding taxes	11,057	1,106	(4,674)	-	-	(3,568)
Dividends paid	-	-	-	-	(465,337)	(465,337)

Balance at August 30, 2015	2,919,500	$291,950	$3,683,471	$-	$9,899,311	$13,874,732

Net income	-	-	-	-	173,048	173,048
Stock option compensation	-	-	165,013	-	-	165,013
Dividends paid	-	-	-	-	(233,560)	(233,560)

Balance at August 28, 2016	2,919,500	$291,950	$3,848,484	$-	$9,838,799	$13,979,233

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 28, 2016, AUGUST 30, 2015 AND AUGUST 31, 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,048	$997,068	$1,224,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,832,393	1,986,513	2,223,946
Amortization	4,011	4,010	4,011
Net tax benefits related to share based compensation	-	(15,885)	-
Gain on sale of property, plant and equipment	(15,000)	-	-
Deferred taxes	(369,555)	(98,553)	684,071
Stock option compensation	165,013	235,208	241,662
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(838,289)	2,978,242	(645,213)
Inventories	2,904,194	(2,184,679)	(487,521)
Prepaid and other current assets	255,813	(314,532)	82,783
Increase (decrease) in accounts payable and accrued expenses	(1,133,697)	(346,849)	598,055
Net cash provided by operating activities	2,977,931	3,240,710	3,925,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	15,000	-	-
Additions to property, plant, and equipment	(392,311)	(192,009)	(228,747)
Net cash used in investing activities	(377,311)	(192,009)	(228,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(1,527,381)	(1,691,560)	(1,920,021)
Net tax benefits related to share based compensation	-	15,885	-
Restricted cash requirement	(1,250,000)	-	-
Issuance of common stock	-	8,520	13,840
Dividends paid	(233,560)	(465,337)	(463,772)
Net cash used in financing activities	(3,010,941)	(2,132,492)	(2,369,953)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(410,321)	916,209	1,327,218

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,149,645	3,233,436	1,906,218

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,739,324	$4,149,645	$3,233,436

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$309,357	$346,604	$408,492
Payroll withholding taxes in cashless stock option exercise	-	30,887	39,509
Income taxes	-	468,735	5,404
Noncash investing and financing activities:
Acquisition of machinery through debt	-	1,391,890	-
Cash received during the year for income tax refunds	398,750	-	-

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 28, 2016, AUGUST 30, 2015 AND AUGUST 31, 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description – WSI Industries, Inc. and Subsidiaries (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year - WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal 2014 consisted of 53 weeks while fiscal 2015 and 2016 each consisted of 52 weeks.

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

Restricted cash - The Company is currently required to keep cash in a deposit account maintained by its Bank. Since the Company has no right of withdrawal, and the account is to serve as collateral for outstanding debt obligations, restricted cash has been excluded from cash and cash equivalents and classified as long-term.

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

Goodwill - The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In the fiscal 2016 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

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

Date of Grant in fiscal -	2016	2015	2014
Dividend yield	1.8%	2.2%-2.7%	2.2%-2.6%
Expected volatility	31.8%	51.2%-51.3%	52.4%-62.6%
Risk free interest rate	1.7%-2.3%	1.7%-2.3%	1.6%-1.9%
Expected term	5-10 years	5-10 years	5-10 years

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during our fourth quarter of fiscal year 2016 on a prospective basis.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments in this update will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 28, 2016	August 30, 2015

Raw material	$1,598,874	$3,340,594
WIP	913,494	1,373,904
Finished goods	535,144	1,237,208
	$3,047,512	$5,951,706

3.	DEBT

Long-term debt consists of the following:

	August 28, 2016	August 30, 2015

Building related mortgages & term debt	$3,675,794	$3,842,499
Capitalized lease obligations	4,667,439	6,028,115
	8,343,233	9,870,614
Less current portion	1,557,801	1,527,688
Long-term debt	$6,785,432	$8,342,926

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

Maturities of long-term debt are as follows:

Fiscal years ending August:
2017	$1,557,801
2018	4,820,500
2019	994,447
2020	628,513
2021	216,057
Thereafter	125,915

Included in the consolidated balance sheet at August 28, 2016 are cost and accumulated depreciation on equipment subject to capitalized leases of $9,510,889 and $5,086,481 respectively. At August 30, 2015, the amounts were $10,433,179 and $4,617,133, respectively. The capital leases carry interest rates from 3.5% to 5.2% and mature from 2017 – 2022.

The present value of the net minimum payments on capital leases which is included in long-term debt as of August 28, 2016 is as follows:

Fiscal years ending August:
2017	$1,534,035
2018	1,412,563
2019	1,046,852
2020	651,216
2021	224,619
Thereafter	127,319
Total minimum lease payments	4,996,604
Less amount representing interest	329,165
Present value of net minimum lease payments	4,667,439
Current portion	1,385,911
Capital lease obligation, less current portion	$3,281,528

Line of Credit:

At August 26, 2016, the Company amended and modified its Revolving Line of Credit with its bank. Under the agreement the Company can borrow up to $1 million. The agreement expires on February 28, 2017, is collateralized by all assets of the Company and carries an interest rate of LIBOR plus 2%. The agreement also contains restrictive provisions requiring a minimum year-to-date earnings before interest, taxes, depreciation and amortization (EBITDA) measured quarterly, a minimum liquidity, a maximum debt to tangible net worth ratio, as well as a debt service coverage ratio. In addition, the Company is required to keep $1,250,000 in a deposit account maintained by the bank. Since the Company has no right of withdrawal, and the account is to serve as collateral for outstanding debt obligations, restricted cash has been excluded from cash and cash equivalents. At August 28, 2016, the Company was in compliance with these provisions. There were no amounts outstanding related to its revolving credit agreement at August 28, 2016 and August 30, 2015, respectively.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 28, 2016.

5.	STOCK-BASED COMPENSATION

Stock Options - The 2005 Stock Option Plan was approved and 800,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has been renewed by the Company’s shareholders for a term of 10 years and will expire in 2025. Stock options vest over a period of six months to three years.

Option transactions during the three years ended August 28, 2016 are summarized as follows:

	2005 Stock Option Plan
	Shares	Average Price
Outstanding at August 25, 2013	259,916	$4.97
Granted	70,250	6.23
Exercised	(26,915)	4.63
Outstanding at August 31, 2014	303,251	$5.30
Granted	78,750	6.01
Exercised	(29,500)	3.13
Outstanding at August 30, 2015	352,501	$5.64
Granted	96,500	4.43
Forfeit	(26,000)	5.63
Lapsed	(8,000)	6.09
Exercised	-	-
Outstanding at August 28, 2016	415.001	$ 5 . 3 5

Of the 29,500 and 26,915 stock options from the 2005 Plan that were exercised in fiscal 2015and 2014, 18,443 and 18,539 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes, respectively.

The weighted fair value of options granted during the years ended August 28, 2016, August 30, 2015 and August 31, 2014 was $1.05, $2.57 and $3.20, respectively. The total intrinsic value of options exercised for the years August 30, 2015 and August 30, 2014 was $85,705 and $58,087, respectively. The intrinsic value for all options outstanding at August 28, 2016 was $0.

Cash received from option exercises for years ended August 30, 2015 and August 31, 2014 was $8,520 and $13,840, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $15,885 for fiscal year 2015.

As of August 28, 2016, there was $111,299 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 28, 2016, there were 8,000 shares with an exercise price of $2.13, 25,000 shares with exercise prices between $3.00 and $3.47, 96,500 options outstanding with exercise prices between $4.37 and $4.44, 78,500 options outstanding with exercise prices between $4.93 and $5.39 and 207,001 with exercise prices between $5.84 and $7.45. At August 28, 2016, outstanding options had a weighted-average remaining contractual life of 6.4 years.

The number of options exercisable as of August 28, 2016, August 30, 2015 and August 31, 2014 were 318,830, 267,748 and 228,747, respectively, at weighted average share prices of $5.46, $5.49 and $4.97 per share, respectively. At August 26, 2016, there were 96,171 options that had not vested. The aggregate intrinsic values of options exercisable as of August 28,2016, August 30, 2015 and August 31, 2014 was $0, $33,059 and $601,419, respectively, with weighted-average remaining contractual lives of 5.8, 6.3 and 6.1 years.

The Company can also grant non-vested restricted shares as part of the 2005 Stock Option Plan. These shares typically vest over a three year period and sometimes contain required minimum threshold levels before the shares are earned. Non-vested restricted share transactions during the three years ended August 28, 2016 are as follows:

	Options	Average Price
Outstanding at August 25, 2013	13,941	$5.34
Granted	197	6.35
Vested	(9,362)	5.37
Outstanding at August 31, 2014	4,776	$5.16
Granted	54	6.09
Vested	(4,830)	5.32
Outstanding at August 30, 2015	-	$-
Granted	-	-
Vested	-	-
Outstanding at August 28, 2016	-	$-

As of August 28, 2016, there was $0 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.

6.	INCOME TAXES

Income taxes consisted of the following:

	Years Ended
	August 28, 2016	August 30, 2015	August 31, 2014
Current:
Federal	$(187,241)	$102,448	$-
State	9,500	10,821	22,616
	(177,741)	113,269	22,616
Deferred:
Federal	(200,433)	(44,441)	650,454
State	(169,122)	(54,112)	15,641
	(369,555)	(98,553)	666,095
Total	$(547,296)	$14,716	$688,711

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 28, 2016	August 30, 2015	August 31, 2014
Ordinary federal income tax statutory rate	(34.0)%	34.0%	34.0%
Income tax credits	(107.1)	(27.0)	-
Domestic production activities deduction	(6.1)	(6.5)	-
State income taxes net of federal tax effect	1.0	1.0	2.0
Effective rate	(146 2)%	1.5%	36 0%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. Temporary differences comprising the net deferred taxes on the balance sheet are as follows:

	August 28, 2016	August 30, 2015
Deferred Tax Assets
Accrued liabilities	$61,977	$53,801
Inventory	122,871	58,865
Tax credit carryforwards	717,856	18,749
Stock option expense	323,728	304,471
Other	7,346	5,451
	1,233,778	441,337
Less: valuation allowance	(21,212)	-
Net deferred tax assets	1,212,566	441,337

Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(2,615,301)	(2,213,627)

Net deferred taxes	$(1,402,735)	$(1,772,290)

The Company’s effective tax rate in its year ended August 28, 2016 was a negative (146.2%) as compared to 1.5% in the year ended August 30, 2015 and 36.0% in the year ended August 31, 2014, respectively. During the current fiscal year, the Company hired an outside consulting firm to conduct an analysis to determine if certain activities the Company performs qualifies for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the fiscal year 2016 recognized tax benefits related to R&D tax credits from several prior years which lowered the overall effective tax rate. In addition, during the Company’s fiscal second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter. The Company believes that it has recognized R&D tax benefits for all prior years to the extent possible.

As of August 28, 2016, the Company has federal alternative minimum tax credit carryforwards of approximately $404,000 and approximately $129,000 in federal R&D tax credit carryforwards. The Company also has $194,000 in state R&D tax credit carryforwards and $25,000 in State alternative minimum tax credit carry forwards. The R&D tax credit carryforwards that are related to State jurisdictions begin to expire starting in 2017. The federal R&D tax credits begin to expire in 2022 while the alternative minimum tax credit carry forwards do not expire.

The Company files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2012. The Company classifies interest and penalties arising from unrecognized income tax positions in income tax expense if they occur. At August 28, 2016 and August 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

As previously discussed, the Company has R&D tax credits related to State jurisdictions. These credits can be carried forward for fifteen years before they expire. The Company applies the accounting standard for recognition of deferred tax assets pursuant to a more-likely-than-not threshold. The Company believes that it is more likely than not that some of its’ State R&D tax credits will expire before they can be utilized. Due to this, the Company established a valuation allowance of $21,212 at August 28, 2016. The Company also applies the more-likely-than-not accounting standard for uncertain tax positions to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. Below is a summary of uncertain tax positions:

Uncertain tax positions at August 31, 2014	$-
Increase for tax positions related to prior years	30,000
Uncertain tax positions at August 30, 2015	30,000
Increases for tax positions related to prior years	3,778
Uncertain tax positions at August 28, 2016	$33,778

The Company does not believe there will be significant changes to the estimates in the next 12 month period. Due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

7.	EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan. Profit sharing contributions are discretionary and are based on Company results. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2016, 2015 and 2014, were $190,084, $260,727 and $321,337, respectively.

8.	INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to one customer that exceeded 10 percent of total sales during fiscal year 2016. Sales in each of fiscal year 2016, 2015 and 2014 for that customer are listed below:

	2016	2015	2014
Customer	$31,526,000	$36,937,000	$34,244,000

The Company had accounts receivable from the customer of $2,874,000 and $2,566,000 at August 28, 2016 and August 30, 2015, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with this customer.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2016	2015	2014

Net Income	$173,048	$997,068	$1,224,124
Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,919,500	2,910,426	2,899,576

Effect of dilutive securities; employee and non-employee options	8,626	49,972	64,808

Dilutive common shares; denominator for diluted earnings per share	2,928,126	2,960,398	2,964,384

Basic earnings per share	$.06	$.34	$.42

Dilutive earnings per share	$.06	$.34	$.41

Stock options to purchase 397,001 and 226,501 shares of common stock were outstanding during the years ended August 28, 2016 and August 30, 2015, respectively, but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

10.	OTHER ASSETS

Other assets consist of goodwill which resulted from costs from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $6,684 (net of accumulated amortization of $13,368) incurred in connection with the mortgage discussed in Note 3.

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

