Form 10-Q
period 2016-11-27
WSI INDUSTRIES, INC.
filed 2017-01-11
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,919,500 shares of common stock were outstanding as of January 9, 2017.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 27, 2016	August 28, 2016

Assets
Current Assets:

Cash and cash equivalents	$5,218,347	$3,739,324
Accounts receivable	1,050,032	3,823,545
Inventories	3,525,987	3,047,512
Prepaid and other current assets	268,020	286,251
Total Current Assets	10,062,386	10,896,632

Property, Plant and Equipment – Net	11,022,933	11,460,818
Restricted cash	1,250,000	1,250,000

Goodwill and other assets, net	2,374,134	2,375,136

Total Assets	$24,709,453	$25,982,586

Liabilities and Stockholders’ Equity

Current Liabilities:

Trade accounts payable	$1,346,107	$1,729,251
Accrued compensation and employee withholdings	363,898	394,657
Other accrued expenses	150,868	133,477
Current portion of long-term debt	1,564,669	1,557,801
Total Current Liabilities	3,425,542	3,815,186

Long-term debt, less current portion	6,394,765	6,785,432

Deferred tax liabilities	1,206,224	1,402,735

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized
10,000,000 shares; issued and outstanding
2,919,500 shares	291,950	291,950
Capital in excess of par value	3,874,536	3,848,484
Retained earnings	9,516,436	9,838,799
Total Stockholders’ Equity	13,682,922	13,979,233
Total Liabilities and Stockholders’ Equity	$24,709,453	$25,982,586

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended
	November 27, 2016	November 29, 2015

Net sales	$6,329,941	$9,731,406

Cost of products sold	6,022,057	8,843,401

Gross margin	307,884	888,005

Selling and administrative expense	761,178	704,583
Interest and other income	(2,090)	(1,435)
Interest and other expense	67,670	82,205
Earnings (loss) from operations before income taxes	(518,874)	102,652

Income tax expense (benefit)	(196,511)	(29,686)

Net income (loss)	$(322,363)	$132,338

Basic earnings (loss) per share	$(.11)	$.05

Diluted earnings (loss) per share	$(.11)	$.05

Cash dividend per share	$-	$.04

Weighted average number of common shares outstanding, basic	2,919,500	2,919,500

Weighted average number of common shares outstanding, diluted	2,919,500	2,932,111

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
	November 27, 2016	November 29, 2015

Cash Flows From Operating Activities:
Net income (loss)	$(322,363)	$132,338
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	452,978	485,779
Amortization	1,002	1,003
Deferred taxes	(196,511)	(99,425)
Stock option compensation expense	26,052	38,001
Changes in assets and liabilities:
Decrease in accounts receivable	2,773,513	123,770
Decrease (increase) in inventories	(478,475)	1,335,014
Decrease in prepaid expenses	18,231	99,945
Decrease in accounts payable and
accrued expenses	(396,512)	(662,497)
Net cash provided by operations	1,877,915	1,453,928

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(15,093)	(49,614)
Net cash used in investing activities	(15,093)	(49,614)

Cash Flows From Financing Activities:
Payments of long-term debt	(383,799)	(396,649)
Dividends paid	-	(116,781)
Net cash used in financing activities	(383,799)	(513,430)

Net Increase In Cash And Cash Equivalents	1,479,023	890,884

Cash And Cash Equivalents At Beginning Of Year	3,739,324	4,149,645

Cash And Cash Equivalents At End Of Reporting Period	$5,218,347	$5,040,529

Supplemental cash flow information:
Cash paid during the period for:
Interest	$68,603	$82,883
Income taxes	$2,500	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of November 27, 2016, the condensed consolidated statements of income for the thirteen weeks ended November 27, 2016 and November 29, 2015 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 28, 2016 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2016. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 27, 2016	August 28, 2016
Raw material	$1,610,999	$1,598,874
WIP	727,887	913,494
Finished goods	1,187,101	535,144
	$3,525,987	$3,047,512

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 27, 2016 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets) as well as deferred financing costs of $5,682 (net of accumulated amortization of $14,371) incurred in connection with a mortgage agreement entered into with the Company’s bank.

4.	DEBT AND LINE OF CREDIT:

Effective with the quarter ended November 27, 2016 the Company amended and modified its Term Loan Agreement with its bank. Under the terms of the agreement, the Revolving Loan Agreement “Revolver” was cancelled. The Company did not have any amounts borrowed against the Revolver at November 27, 2016 and August 28, 2016, respectively. The Term Loan Agreement expires on May 8, 2018 and is collateralized by all assets of the Company. The agreement also contains certain restrictive covenants. At November 26, 2016 the Company was in compliance with these covenants. In addition, the Company is required to keep $1,250,000 in a deposit account maintained by the bank. Since the Company has no right of withdrawal, and the account is to serve as collateral for outstanding debt obligations, restricted cash has been excluded from cash and cash equivalents.

5.	INCOME TAXES:

The Company’s effective tax rate for its quarter ended November 27, 2016 was a negative (37.9)% as compared to a negative (28.9)% for the quarter ended November 29, 2015. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate.

6.	SUBSEQUENT EVENT:

Subsequent to the end of the Company’s fiscal 2017 first quarter, the Company’s largest customer issued a public disclosure that it was immediately discontinuing one of its product lines that the Company provides parts for. The Company has halted all production of parts related to the program and is working with its customer on selling the remaining inventory. The Company does not expect to incur losses on the sale of such inventory.

7.	CLAIMS AND CONTINGENCIES:

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

8.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 27, 2016	November 29, 2015
Numerator for earnings per share:
Net income (loss)	$(322,363)	$132,338

Denominator:
Denominator for basic earnings
per share - weighted average shares	2,919,500	2,919,500

Effect of dilutive securities:
Employee and non-employee options	-	12,611

Dilutive common shares
Denominator for diluted earnings
per share	2,919,500	2,932,111

Basic earnings (loss) per share	$(.11)	$.05

Diluted earnings (loss) per share	$(.11)	$.05

9.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 28, 2016. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Results of Operations:

Net sales were $6,330,000 for the first quarter of fiscal year 2017 ending November 27, 2016 as compared to $9,731,000 in the same period of the prior year. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
	November 27,	Percent of Total	November 29,	Percent of Total	Dollar Percent
	2016	Sales	2015	Sales	Change

ATV & Motorcycle	$5,596,000	88%	$8,763,000	90%	-36%
Energy	74,000	1%	296,000	3%	-75%
Automotive	41,000	1%	118,000	1%	-65%
Aerospace, Defense & Other	619,000	10%	554,000	6%	12%
Total Sales	$6,330,000	100%	$9,731,000	100%	-35%

Sales from the Company’s ATV and motorcycle markets decreased 36% in the fiscal 2017 first quarter as compared to the prior year’s first quarter. During the fiscal 2017 first quarter, the Company’s primary customer began retooling one of their production facilities, which resulted in no product being shipped for some of the Company’s product lines for part of the quarter. The retooling of the production facility will also affect the Company’s fiscal second quarter. Sales also decreased due to the Company’s primary customer dual sourcing some of the Company’s product lines.

Subsequent to the end of the Company’s fiscal 2017 first quarter, the Company’s largest customer issued a public disclosure that it was immediately discontinuing one of its product lines that the Company provides parts for. The Company has halted all production of parts related to the program and is working with its customer on selling the remaining inventory. The Company does not expect to incur a loss on the sale of that inventory. The discontinuance of these parts will negatively affect future sales as the Company works to replace the programs lost.

Sales from the Company’s energy business for the fiscal first quarter of 2017 decreased by 75% versus the prior year’s first quarter. All of the Company’s customers in the energy market have their own internal machining capabilities and therefore the Company’s sales are generated primarily when their customers have limited machining capacity and therefore need to outsource. Circumstances such as a low price for oil will tend to drive machining in house and therefore lower the Company’s sales.

Sales to the Company’s automotive business decreased 65% in the fiscal 2017 first quarter as compared to the prior year. The automotive sales come from programs that appear to be sporadic in nature, and it is unclear to the Company how much of the existing automotive business will repeat in future periods. This unpredictability in the automotive sales will potentially lead to percentage swings in the Company’s sales from quarter to quarter.

Sales from the Company’s aerospace, defense and other markets increased 12% in the fiscal 2017 first quarter with sales generated from new programs and customers driving most of the increase.

Gross margin decreased to 4.9% of net sales for the quarter ending November 27, 2016 as compared to 9.1% of net sales for the quarter ending November 29, 2015. The decrease in fiscal 2017 was attributable to a lower overall level of business which led to excess capacity and a higher percentage of sales in fixed costs such as depreciation.

Selling and administrative expense was $762,000 in the fiscal 2017 first quarter as compared to $705,000 in the prior year first quarter. The increase was due primarily to increased payroll costs as the Company continued its investment in its business development efforts.

Interest expense in the first quarter of fiscal 2017 was $68,000 as compared to $82,000 in first quarter of fiscal 2016. The decrease was due to a lower overall level of debt.

The Company’s effective tax rate for its quarter ended November 27, 2016 was a negative (37.9)% as compared to a negative (28.9)% for the quarter ended November 29, 2015. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate.

Liquidity and Capital Resources:

At November 27, 2016, working capital was $6,637,000 which was a $444,000 decrease as compared to $7,081,000 at August 28, 2016. The decrease was due to offsetting factors including a decrease in accounts receivable offset by an increase in cash and inventories as well as lower accounts payable. The ratio of current assets to current liabilities of 2.94 to 1.0 at November 27, 2016 was similar to the 2.86 to 1.0 ratio at August 28, 2016.

It is the Company’s belief that its current cash balance, plus future internally generated funds will be sufficient to enable the Company to meet its working capital requirements through the next 12 months.

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 28, 2016, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 27, 2016 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: January 11, 2017	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: January 11, 2017	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

