Form 10-Q
period 2017-02-26
WSI INDUSTRIES, INC.
filed 2017-03-24
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,919,500 shares of common stock were outstanding as of March 22, 2017.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 26, 2017	August 28, 2016
Assets
Current Assets:
Cash and cash equivalents	$5,648,070	$3,739,324
Accounts receivable	2,555,251	3,823,545
Inventories	3,174,604	3,047,512

Prepaid and other current assets	225,284	286,251
Total Current Assets	11,603,209	10,896,632

Property, Plant and Equipment – Net	10,631,404	11,460,818

Restricted cash	-	1,250,000

Goodwill and other assets, net	2,368,452	2,375,136

Total Assets	$24,603,065	$25,982,586

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,880,885	$1,729,251
Accrued compensation and employee withholdings	397,239	394,657
Other accrued expenses	337,352	133,477
Current portion of long-term debt	1,489,365	1,557,801
Total Current Liabilities	4,104,841	3,815,186

Long-term debt, less current portion	6,152,428	6,785,432

Deferred tax liabilities	988,732	1,402,735

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,919,500 shares	291,950	291,950
Capital in excess of par value	3,910,870	3,848,484
Retained earnings	9,154,244	9,838,799
Total Stockholders’ Equity	13,357,064	13,979,233
Total Liabilities and Stockholders’ Equity	$24,603,065	$25,982,586

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		26 weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016

Net sales	$6,313,586	$8,488,313	$12,643,527	$18,219,720

Cost of products sold	6,107,015	7,841,786	12,129,072	16,685,188

Gross margin	206,571	646,527	514,455	1,534,532

Selling and administrative expense	720,966	715,937	1,482,144	1,420,521
Interest and other income	(1,167)	(2,503)	(3,257)	(3,938)
Interest expense	66,457	78,533	134,126	160,737

Loss before income taxes	(579,685)	(145,440)	(1,098,558)	(42,788)

Income tax benefit	(217,492)	(151,177)	(414,003)	(180,863)

Net income (loss)	$(362,193)	$5,737	$(684,555)	$138,075

Basic earnings (loss) per share	$(.12)	$-	$(.23)	$.05

Diluted earnings (loss) per share	$(.12)	$-	$(.23)	$.05

Cash dividend per share	$-	$.04	$-	$.08

Weighted average number of common shares outstanding, basic	2,919,500	2,919,500	2,919,500	2,919,500

Weighted average number of common shares outstanding, diluted	2,919,500	2,930,297	2,919,500	2,931,204

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 weeks ended
	February 26, 2017	February 28, 2016
Cash Flows From Operating Activities:
Net income (loss)	$(684,555)	$138,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	905,913	934,549
Amortization	6,684	2,005
Deferred taxes	(414,003)	(230,617)
Stock option compensation expense	62,386	83,779
Changes in assets and liabilities:
Decrease in accounts receivable	1,268,294	685,321
Decrease (increase) in inventories	(127,092)	1,394,111
Decrease in prepaid and other current assets	60,967	52,514
Increase (decrease) in accounts payable and accrued expenses	358,091	(268,109)
Net cash provided by operations	1,436,685	2,791,628

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(76,499)	(73,778)
Net cash used in investing activities	(76,499)	(73,778)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	3,700,000	-
Payments of long-term debt	(4,362,104)	(769,853)
Restricted cash requirement	1,250,000	-
Deferred financing costs	(39,336)	-
Dividends paid	-	(233,560)
Net cash provided by (used in) by financing activities	548,560	(1,003,413)

Net Increase In Cash And Cash Equivalents	1,908,746	1,714,437

Cash And Cash Equivalents At Beginning Of Year	3,739,324	4,149,645

Cash And Cash Equivalents At End Of Reporting Period	$5,648,070	$5,864,082

Supplemental cash flow information:
Cash paid during the period for:
Interest	$135,591	$162,081
Income taxes	$2,500	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of February 26, 2017, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 26, 2017 and February 28, 2016 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	February 28, 2016	August 28, 2016

Raw material	$1,538,818	$1,598,874
WIP	965,331	913,494
Finished goods	670,455	535,144
	$3,174,604	$3,047,512

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at February 28, 2016 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets). At August 28, 2016, the Company also had deferred financing costs of $6,684 (net of accumulated amortization of $13,368) incurred in connection with a prior mortgage discussed in Note 4. These deferred financing costs were written off during the Company’s fiscal 2017 second quarter when the prior mortgage was paid off.

4.	DEBT AND LINE OF CREDIT:

During the quarter ended February 26, 2017, the Company entered into a new mortgage agreement with a new bank. The new mortgage paid off the prior mortgage of $3.6 million in its entirety and released all obligations in connection with that mortgage including the requirement to maintain a restricted cash balance of $1.25 million. The new mortgage was for $3.7 million and carries an interest rate of 3.99% fixed for five years after which the interest rate will reset at a fixed rate for the subsequent five years. The mortgage requires monthly payments of $22,511 based on a 20 year amortization schedule and matures in February 2027. The mortgage is secured by all assets of the Company.

The Company also entered into a revolving credit agreement with the new bank. The revolving credit agreement provides for a maximum loan of $1,500,000 with interest at the thirty day LIBOR rate plus 2.0% with a base rate of 2.75%. The revolver has a maturity date of February 15, 2018. There were no amounts borrowed on the revolver at February 26, 2017.

Both agreements provide for certain restrictive covenants including a minimum tangible net worth and a minimum working capital to be tested monthly beginning March 31, 2017. At February 26, 2017, the Company was in compliance with these covenants.

5.	INCOME TAXES:

The Company’s effective tax rate for its fiscal second quarter ended February 26, 2017 was a negative (37.5)% as compared to negative (103.9)% for the quarter ended February 28, 2016. The year-to-date effective tax rate was a negative (37.7)% in the current year as compared to a negative (422.7)% for the prior year. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal 2016 second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

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

7.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Numerator for basic and diluted earnings per share:
Net income (loss)	$(362,193)	5,737	$(684,555)	$138,075

Denominator
Denominator for basic earnings per share – weighted average shares	2,919,500	2,919,500	2,919,500	2,919,500

Effect of dilutive securities:
Employee and non-employee options	-	10,797	-	11,704

Dilutive common shares
Denominator for diluted earnings per share	2,919,500	2,930,297	2,919,500	2,931,204

Basic earnings (loss) per share	$(.12)	-	$(.23)	$.05

Diluted earnings (loss) per share	$(.12)	$-	(.23)	$.05

8.	RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the Financial Accounting Standards Board voted to defer the effective date by one year, with early adoption on the original effective date permitted. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from most leases. The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. For lessors, the guidance included in ASU 2016-02 modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures. ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance, and includes a number of optional practical expedients that entities may elect to apply. For public entities, the amendments included in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. We adopted this ASU in the second quarter of 2017. As a result of the adoption of this ASU, we recorded $39,336 in financing costs related to our new mortgage, as described in footnote 4, as a contra-liability reducing Long-term debt on the balance sheets. This ASU had no effect on our results of operations or liquidity.

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

Results of Operations:

Net sales were $6,314,000 for the thirteen weeks ending February 26, 2017, a decrease of 26% from the same period of the prior year. Year-to-date sales in fiscal 2017 are $12,644,000 compared to $18,220,000 in the prior year which equates to a 31% decrease. Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	February 26,	of Total	February 28,	of Total	Percent	February 26,	of Total	February 28,	of Total	Percent
	2017	Sales	2016	Sales	Change	2017	Sales	2016	Sales	Change

ATV & Motorcycle	$5,328,000	84%	$7,727,000	91%	-31%	$10,924,000	86%	$16,490,000	90%	-34%
Energy	261,000	4%	53,000	1%	392%	335,000	3%	349,000	2%	-4%
Aerospace, Defense & Other	725,000	12%	708,000	8%	2%	1,385,000	11%	1,381,000	8%	0%
Total Sales	$6,314,000	100%	$8,488,000	100%	-26%	$12,644,000	100%	$18,220,000	100%	-31%

Sales from the Company’s ATV and Motorcycle markets were down 31% for the fiscal 2017 second quarter as compared to the prior year and also down 34% year-to-date as compared to the prior year. During the fiscal 2017 first quarter, the Company’s primary customer began retooling one of their production facilities, which resulted in no product being shipped for some of the Company’s product lines for part of the first quarter. The retooling of the production facility also negatively affected the Company’s fiscal second quarter sales as well.

During the Company’s fiscal 2017 second quarter, the Company’s largest customer issued a public disclosure that it was immediately discontinuing one of its product lines that the Company provides parts for. The Company has halted all production of parts related to the program and is working with its customer on selling the remaining inventory. The Company does not expect to incur a loss on the sale of that inventory. The discontinuance of these parts will negatively affect future sales as the Company works to replace the programs lost.

Sales from the Company’s energy business for the fiscal 2017 second quarter increased by almost fourfold over the prior year’s second quarter. Year-to-date sales as of February 26, 2017, experienced a slight decrease as compared to the prior year-to-date period. During the Company’s fiscal 2017 second quarter, it starting shipping product in its shale fracturing business for programs that had been mostly dormant over the last few fiscal quarters.

Sales from the Company’s aerospace, defense and other markets were up slightly in both the fiscal 2017 second quarter and year-to-date periods as compared to the prior year. The sales were affected by a decrease in automotive parts sales offset by an increase in aerospace and defense sales. The automotive sales come from programs that appear to be sporadic in nature, and it is unclear to the Company how much of the existing automotive business will repeat in future periods. This unpredictability in the automotive sales will potentially lead to percentage swings in the Company’s sales from quarter to quarter. The increase in aerospace and defense sales were derived mostly from new programs and customers.

Gross margin in the fiscal 2017 second quarter decreased to 3.3% from 7.6% in the prior year quarter. With the lower overall sales in the fiscal 2017 second quarter, gross margins were negatively affected by a higher level of fixed manufacturing costs as a percent of sales than the prior year’s second quarter. Year-to-date gross margin in fiscal 2017 was 4.1%, which was a decrease over the prior year-to-date gross margin of 8.4% with the decrease attributable to the higher relative level of fixed expense.

Selling and administrative expense of $721,000 for the quarter ending February 26, 2017 was comparable to the prior year period total of $716,000. Year-to-date selling and administrative expense of $1,482,000 was $62,000 higher than the comparable prior year period due primarily to increased payroll costs year over year in the Company’s fiscal first quarter.

Interest expense in the second quarter of fiscal 2017 was $66,000, which was a $12,000 decrease from the prior year quarter. Year-to-date interest expense of $134,000 was lower than the previous year-to-date period by $27,000. The lower interest costs are a result of the lower overall level of long-term debt.

The Company’s effective tax rate for its fiscal second quarter ended February 26, 2017 was a negative (37.5)% as compared to negative (103.9)% for the quarter ended February 28, 2016. The year-to-date effective tax rate was a negative (37.7)% in the current year as compared to a negative (422.7)% for the prior year. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal 2016 second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

Liquidity and Capital Resources:

On February 26, 2017 working capital was $7,494,000 as compared to $7,081,000 at August 28, 2016. The ratio of current assets to current liabilities at February 26, 2017 was 2.82 to 1.0 compared to 2.86 to 1.0 at August 28, 2016. The change in working capital came primarily from the reclassification of $1,250,000 of restricted cash to cash and cash equivalents that ensued following the Company closing on a new mortgage for its building as discussed below offset by a decrease in the level of accounts receivable.

During the quarter ended February 26, 2017, the Company entered into a new mortgage agreement with a new bank. The mortgage paid off the prior mortgage in its entirety and released all obligations in connection with that mortgage including the requirement to maintain a restricted cash balance of $1.25 million. The new mortgage was for $3.7 million and carries an interest rate of 3.99% fixed for five years after which the interest rate will reset at a fixed rate for the subsequent five years. The mortgage requires monthly payments of $22,511 based on a 20 year amortization schedule and matures in February 2027. The mortgage is secured by all assets of the Company.

The Company also entered into a revolving credit agreement with the new bank. The revolving credit agreement provides for a maximum loan of $1,500,000 with interest at the thirty day LIBOR rate plus 2.0% with a base rate of 2.75%. The revolver has a maturity date of February 15, 2018.

Both agreements provide for certain restrictive covenants including a minimum tangible net worth and a minimum working capital. At February 26, 2017, the Company was in compliance with these covenants.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 26, 2017, our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: March 24, 2017	/s/ Benjamin T. Rashleger
Benjamin T. Rashleger, President & CEO

Date: March 24, 2017	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

