Form 10-Q
period 2017-05-28
WSI INDUSTRIES, INC.
filed 2017-06-28
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-619

WSI Industries, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0691607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 Chelsea Road, Monticello, Minnesota	55362
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 295-9202

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,959,775 shares of common stock were outstanding as of June 23, 2017.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 28, 2017	August 28, 2016
Assets

Current Assets:
Cash and cash equivalents	$5,587,822	$3,739,324
Accounts receivable	3,015,387	3,823,545
Inventories	2,790,038	3,047,512
Prepaid and other current assets	320,448	286,251
Total Current Assets	11,713,695	10,896,632

Property, Plant and Equipment – Net	10,737,511	11,460,818

Restricted cash	-	1,250,000

Goodwill and other assets, net	2,368,452	2,375,136

Total Assets	$24,819,658	$25,982,586

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,246,941	$1,729,251
Accrued compensation and employee withholdings	797,656	394,657
Other accrued expenses and deferred revenue	426,379	133,477
Current portion of long-term debt	1,463,976	1,557,801
Total Current Liabilities	4,934,952	3,815,186

Long-term debt, less current portion	5,795,847	6,785,432

Deferred tax liabilities	823,409	1,402,735

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,959,775 and 2,919,500 shares, respectively	295,977	291,950
Capital in excess of par value	4,111,402	3,848,484
Deferred compensation	(76,500)	-
Retained earnings	8,934,571	9,838,799
Total Stockholders’ Equity	13,265,450	13,979,233
Total Liabilities and Stockholders’ Equity	$24,819,658	$25,982,586

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		39 weeks ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016

Net sales	$9,593,941	$8,886,005	$22,237,468	$27,105,725

Cost of products sold	8,563,262	7,934,304	20,692,334	24,619,492

Gross margin	1,030,679	951,701	1,545,134	2,486,233

Selling and administrative expense	1,202,533	788,040	2,684,676	2,208,560
Equipment impairment loss	147,502	-	147,502	-
Interest and other income	(6,870)	(16,252)	(10,127)	(20,189)
Interest expense	72,510	75,628	206,637	236,365

Income (loss) before income taxes	(384,996)	104,285	(1,483,554)	61,497

Income tax expense (benefit)	(165,323)	25,979	(579,326)	(154,884)

Net income (loss)	$(219,673)	$78,306	$(904,228)	$216,381

Basic earnings (loss) per share	$(.08)	$.03	$(.31)	$.07

Diluted earnings (loss) per share	$(.08)	$.03	$(.31)	$.07

Cash dividend per share	$-	$-	$-	$.08

Weighted average number of common shares outstanding, basic	2,923,483	2,919,500	2,920,828	2,919,500

Weighted average number of common shares outstanding, diluted	2,923,483	2,925,247	2,920,828	2,929,218

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 weeks ended
	May 28, 2017	May 29, 2016

Cash Flows From Operating Activities:
Net income (loss)	$(904,228)	$216,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,361,510	1,381,216
Amortization	7,667	3,008
Deferred taxes	(579,326)	22,100
Gain on sale of equipment	-	(15,000)
Impairment of property, plant and equipment	147,502	-
Stock option compensation expense	220,204	133,317
Changes in assets and liabilities:
Decrease in accounts receivable	808,158	1,263,979
Decrease in inventories	257,474	2,154,936
Increase in prepaid and other current assets	(34,197)	(150,139)
Increase (decrease) in accounts payable and accrued expenses	1,183,832	(1,123,729)
Net cash provided by operations	2,468,596	3,886,069

Cash Flows From Investing Activities:
Proceeds from sale of equipment	-	15,000
Purchase of property, plant and equipment	(785,705)	(291,108)
Net cash used in investing activities	(785,705)	(276,108)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	3,700,000	-
Payments of long-term debt	(4,745,057)	(1,147,147)
Restricted cash requirement	1,250,000	-
Deferred financing costs	(39,336)	-
Dividends paid	-	(233,560)
Net cash provided by (used in) by financing activities	165,607	(1,380,707)

Net Increase In Cash And Cash Equivalents	1,848,498	2,229,254

Cash And Cash Equivalents At Beginning Of Year	3,739,324	4,149,645

Cash And Cash Equivalents At End Of Reporting Period	$5,587,822	$6,378,899

Supplemental cash flow information:
Cash paid during the period for:
Interest	$203,680	$237,189
Income taxes	$4,200	$757
Payroll withholding taxes in cashless stock option exercise	$29,759	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of May 28, 2017, the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended May 28, 2017 and May 29, 2016 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	May 28, 2017	August 28, 2016

Raw material	$1,165,954	$1,598,874
WIP	1,190,169	913,494
Finished goods	433,915	535,144
	$2,790,038	$3,047,512

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at May 28, 2017 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets). At August 28, 2016, the Company also had deferred financing costs of $6,684 (net of accumulated amortization of $13,368) incurred in connection with a prior mortgage discussed in Note 4. These deferred financing costs were written off during the Company’s fiscal 2017 second quarter when the prior mortgage was paid off.

4.	DEBT AND LINE OF CREDIT:

During the quarter ended February 26, 2017, the Company entered into a new mortgage agreement with a new bank. The new mortgage paid off the prior mortgage in its entirety and released all obligations in connection with that mortgage including the requirement to maintain a restricted cash balance of $1.25 million. The new mortgage was for $3.7 million and carries an interest rate of 3.99% fixed for five years after which the interest rate will reset at a fixed rate for the subsequent five years. The mortgage requires monthly payments of $22,511 based on a 20 year amortization schedule and matures in May 2027. The mortgage is secured by all assets of the Company.

The Company also entered into a revolving credit agreement with the new bank. The revolving credit agreement provides for a maximum loan of $1,500,000 with interest at the thirty day LIBOR rate plus 2.0% with a base rate of 2.75%. The revolver has a maturity date of February 15, 2018.

Both agreements provide for certain restrictive covenants including a minimum tangible net worth and a minimum working capital. At May 28, 2017, the Company was in compliance with these covenants.

5.	INCOME TAXES:

The Company’s effective tax rate for its fiscal third quarter ended May 28, 2017 was a negative (42.9)% as compared to 24.9% for the quarter ended May 29, 2016. The year-to-date effective tax rate was a negative (39.1)% in the current year as compared to a negative (251.9)% for the prior year. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal 2016 second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

6.	EQUIPMENT IMPAIRMENT:

The Company evaluates long-term assets on a periodic basis in compliance with Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment of Long-lived Assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If the undiscounted cash flows are less than the carrying amount, the impairment recognized is measured by the amount the carrying value of the assets exceeds their fair value determined primarily through the present value of estimated future cash flows. During the quarter ended May 28, 2017, the Company determined that one of its pieces of equipment was impaired and recognized an expense of approximately $148,000.

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

8.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016

Numerator for basic and diluted earnings per share:
Net income (loss)	$(219,673)	$78,306	$(904,228)	$216,381

Denominator
Denominator for basic earnings per share – weighted average shares	2,923,483	2,919,500	2,920,828	2,919,500

Effect of dilutive securities:
Employee and non-employee options	-	5,747	-	9,718

Dilutive common shares
Denominator for diluted earnings per share	2,923,483	2,925,247	2,920,828	2,929,218

Basic earnings (loss) per share	$(.08)	$.03	$(.31)	$.07

Diluted earnings (loss) per share	$(.08)	$.03	$(.31)	$07

9.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

Results of Operations:

Net sales were $9,594,000 for the quarter ended May 28, 2017 compared to $8,886,000 in the same period of the prior year, an increase of 8%. Year-to-date sales for the first three quarters of fiscal 2017 were $22,237,000 compared to $27,106,000 in the prior year, a decrease of 18%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent	Dollar		Percent		Percent	Dollar
	May 28,	of Total	May 29,	of Total	Percent	May 28,	of Total	May 29,	of Total	Percent
	2017	Sales	2016	Sales	Change	2017	Sales	2016	Sales	Change

Recreational Vehicles	$8,229,000	86%	$8,215,000	92%	-%	$19,153,000	86%	$24,705,000	91%	-22%
Energy	507,000	5%	2,000	-%	253%	841,000	4%	351,000	1%	140%
Aerospace Defense & Other	858,000	9%	669,000	8%	28%	2,243,000	10%	2,050,000	8%	9%
Total Sales	$9,594,000	100%	$8,886,000	100%	8%	$22,237,000	100%	$27,106,000	100%	-18%

Sales from the Company’s ATV and Motorcycle markets for the fiscal 2017 third quarter were comparable to the prior year quarter. During the fiscal 2017 third quarter, the Company experienced a one-time sale of remaining product related to its primary customer’s wind down of one of their product lines. Otherwise, overall demand for the Company’s other product lines were similar to the prior year’s quarter. Year-to-date sales for the ATV and Motorcycle markets were down 22% as compared to the prior year. During the fiscal 2017 first quarter, the Company’s primary customer began retooling one of their production facilities, which resulted in no product being shipped for some of the Company’s product lines for part of the first quarter. The retooling of the production facility also negatively affected the Company’s fiscal second quarter sales as well.

Sales from the Company’s energy business for the fiscal 2017 third quarter increased by 253% over the prior year’s third quarter. Year-to-date sales as of May 28, 2017 were 140% higher than the same year-to-date period of the prior year. During the Company’s fiscal 2017 second quarter, it started shipping product in its shale fracturing business for programs that had been mostly dormant over the last few fiscal quarters.

Sales from the Company’s aerospace, defense and other markets were up 28% in the fiscal 2017 third quarter and the year-to-date period was up 9% as compared to the prior year. The increase in the fiscal 2017 third quarter and year-to-date aerospace and defense sales were derived mostly from new programs and customers.

Gross margin was 10.7% for both of the quarters ended May 28, 2017 and May 29, 2016. Year-to-date gross margins decreased to 6.9% versus 9.2% in the prior year-to-date period due in large measure to the ATV and Motorcycle volume decreases of the fiscal first and second quarters described previously.

Selling and administrative expense was $1,203,000 for the quarter ended May 28, 2017 versus $788,000 in the prior year quarter. Year-to-date selling and administrative expense of $2,685,000 was $476,000 higher than the comparable prior year period. The increase in the quarterly and year-to-date expense was due to increases in compensation costs and stock option expense related to the change in the Company’s executive leadership that occurred during the fiscal 2017 third quarter.

Interest expense in the third quarter of fiscal 2017 was $73,000 as compared to $76,000 in the prior year quarter. Year-to-date interest expense for fiscal 2017 was $207,000 versus $236,000 in the prior year. The lower interest costs are a result of a lower level of long-term debt.

The Company’s effective tax rate for its fiscal third quarter ended May 28, 2017 was a negative (42.9)% as compared to 24.9% for the quarter ended May 29, 2016. The year-to-date effective tax rate was a negative (39.1)% in the current year as compared to a negative (251.9)% for the prior year. The Company has determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. During the fiscal 2016 first quarter the Company recognized tax benefits related to R&D tax credits which were generated in a prior year which lowered the overall effective tax rate. In addition, during the Company’s fiscal 2016 second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter.

Liquidity and Capital Resources:

On May 28, 2017 working capital was $6,779,000 as compared to $7,081,000 at August 28, 2016. The ratio of current assets to current liabilities at May 28, 2017 was 2.37 to 1.0 compared to 2.86 to 1.0 at August 28, 2016. The decrease in these two ratios relates to progress payments made on new equipment that the Company has made from cash for new equipment to be installed in fiscal 2018.

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

Both agreements provide for certain restrictive covenants including a minimum tangible net worth and a minimum working capital. At May 28, 2017, the Company was in compliance with these covenants.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 28, 2017, our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: June 28, 2017	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: June 28, 2017	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

