Form 10-K
period 2017-08-27
WSI INDUSTRIES, INC.
filed 2017-11-03
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 27, 2017

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

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 24, 2017 (the business day immediately prior to the end of the registrant’s second fiscal quarter) was $8,375,000 based upon the closing sale price on that date of $2.87 as reported by The NASDAQ Capital Market. The number of shares of the registrant’s common stock, $0.10 par value, outstanding as of October 23, 2017 was 2,959,940.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on December 20, 2017, which will be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

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

Customers

Sales were made to Polaris Industries, Inc. and related entities in the amount of $26,432,000, or 86% of total Company revenues, in fiscal 2017.

Competition

Although there are a large number of companies engaged in machining, the Company believes the number of entities with the technical capability and capacity for producing products of the class and in the volumes manufactured by the Company is relatively small. Competition is primarily based on product quality, service, timely delivery, and price. The Company also faces competition from customers with their own in-house machining capabilities. These customers weigh outsourcing on the basis of their own machining capacity and capabilities, cost and price, timely delivery and service.

Research and Development; Intellectual Property

We perform research and development for customers on an as requested and program basis for development of conceptual engineering and design activities prior to manufacturing the products. Our research and development activities are machining process oriented and not done towards the development of products. We did not expend significant dollars in 2017 or 2016 on company-sponsored product research and development. Patents and trademarks are not deemed significant to the Company.

Employees

At August 27, 2017, the Company had 91 full-time employees, none of whom were subject to a union contract. We consider our relationship with our employees to be good.

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

A large percentage of our sales have been made to a small number of customers in a small number of highly competitive industries, and the loss of a major customer would adversely affect us. In fiscal years 2017, 2016 and 2015, one customer in the recreational vehicle powersports market accounted for 86%, 90% and 86% of our revenue, respectively. If there is a loss of this customer or a significant decline in sales to this customer it could have an adverse effect on our results from operations.

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

Qualified production employees are difficult to find and hire. There continues to be a shortage of qualified production employees in the types of manufacturing the Company performs. The Company’s ability to attract new employees and maintain their existing employee base could affect its costs or its ability to deliver its products.

Operating results may vary significantly from period to period. We can experience significant fluctuations in our revenue and operating results. One of the principal factors that contributes to these fluctuations is the significant changes in our customer’s delivery requirements. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Significant fluctuations in our revenue and operating results could also impact the Company’s ability to comply with the debt covenants of its credit facilities relating to working capital and tangible net worth.

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

The Company purchased an existing 49,000 square foot facility located in Monticello, Minnesota in May 2004 to house its production and its headquarters. The purchase price was $1.9 million and was paid for by a combination of cash and debt. In fiscal 2008, the Company commenced an addition to its facility and with its completion in early fiscal 2009 the addition added 12,500 square feet of manufacturing space. In August 2012, the Company announced a second expansion of 47,000 square feet which roughly doubled the amount of manufacturing space the Company had and increased the total facility size to approximately 107,000 square feet. The expansion was completed in fiscal 2013 and cost approximately $3.8 million.

During the quarter ended February 26, 2017, the Company entered into a loan agreement with a new bank. The new mortgage paid off the prior mortgage in its entirety and released all obligations in connection with that mortgage including the requirement to maintain a restricted cash balance of $1.25 million. The new mortgage was for $3.7 million and carries an interest rate of 3.99% fixed for five years after which the interest rate will reset at a fixed rate for the subsequent five years. The mortgage requires monthly payments of $22,511 based on a 20-year amortization schedule and matures in February 2027. The mortgage is secured by all assets of the Company.

The Company considers its manufacturing equipment, facilities, and other physical properties to be suitable and adequate to meet the requirements of our business.

Item 3.	Legal Proceedings.

The Company is not a party to any material legal proceedings; we may be subject from time to time to ordinary routine litigation incidental to its business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on The NASDAQ Capital Market of the NASDAQ Stock Market LLC under the symbol “WSCI.”

As of October 23, 2017, there were 280 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low closing sales price information for our common stock as reported by the Nasdaq Capital Market.

	Stock Price
	High	Low

FISCAL 2017:
First quarter	$3.79	$2.75
Second quarter	3.10	2.75
Third quarter	3.55	2.80
Fourth quarter	3.40	2.90

FISCAL 2016:
First quarter	$5.50	$4.24
Second quarter	4.46	3.50
Third quarter	3.99	2.91
Fourth quarter	3.66	2.77

In the first two quarters of fiscal 2016, the Company paid a quarterly cash dividend of $.04 per share in each quarter. The Company discontinued its quarterly dividend program in March of 2016.

The following table sets forth information regarding our equity compensation plans in effect as of August 27, 2017. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders:
2005 Stock Plan	305,201	$4.49	297,242

Total	305,201	$4.49	297,242

There are no outstanding equity compensation plans not approved by shareholders.

The Company made no repurchases of its common stock in fiscal year 2017.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. The estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We made no significant changes to our critical accounting policies during fiscal 2017.

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

Goodwill Impairment:

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company believes that its stock price is not necessarily an indicator of the Company’s value given its limited trading volume and its wide price fluctuations. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In addition, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. In the fiscal 2017 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by its operations, goodwill could become impaired which would result in a charge to earnings.

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

Liquidity and Capital Resources:

At August 27, 2017, the Company’s cash and cash equivalents were $5,847,000 as compared to $3,739,000 at August 28, 2016. At August 28, 2016, the Company was required to keep $1,250,000 in cash in a deposit account maintained by its bank. Since the Company had no right of withdrawal, and the account served as collateral for outstanding debt obligations, this restricted cash was excluded from cash and cash equivalents at August 27, 2016 and classified as long-term. At August 27, 2017, the restricted cash requirement had been eliminated and all cash was classified as a current asset in cash and cash equivalents.

The Company’s net working capital, defined as current assets minus current liabilities, at the end of fiscal 2017 was $7,104,000 as compared to $7,081,000 at the end of fiscal 2016. The small change in working capital resulted from an increase in cash balances offset by a decrease in accounts receivable and an increase in accounts payable and accruals. The ratio of current assets to current liabilities decreased to 2.51 to 1.0 at August 27, 2017 from 2.86 to 1.0 as both current assets and current liabilities increased by roughly the same amounts which led to the decrease.

The Company generated $3,129,000, $2,978,000 and $3,241,000 in cash from operations in fiscal 2017, 2016 and 2015, respectively.

In fiscal 2017 and fiscal 2016, additions to property, plant and equipment either by cash or financing were $806,000 and $392,000, respectively. None of the additions in either fiscal 2017 or fiscal 2016 were acquired using financing arrangements.

During the quarter ended February 26, 2017, the Company entered into a new loan agreement with a new bank for a new mortgage term loan. The new mortgage paid off the prior mortgage in its entirety and released all obligations in connection with that mortgage including the requirement to maintain a restricted cash balance of $1.25 million. The new mortgage was for $3.7 million and carries an interest rate of 3.99% fixed for five years after which the interest rate will reset at a fixed rate for the subsequent five years. The mortgage requires monthly payments of $22,511 based on a 20-year amortization schedule and matures in February 2027. The mortgage is secured by all assets of the Company.

During the quarter ended February 26, 2017, the Company also entered into a loan agreement with the new bank for a revolving line of credit. The agreement provides for a maximum loan of $1,500,000 with interest at the thirty day LIBOR rate plus 2.0% with a base rate of 2.75%. The revolver has a maturity date of February 15, 2018.

Each of the mortgage term loan agreement and the loan agreement for the revolving line of credit requires that the Company maintain at all times while the loan is outstanding minimum working capital of no less than $4,500,000.00. The loan agreements also require that the Company maintain at all times while the loan is outstanding minimum tangible net worth of no less than $9,000,000. Each of these covenants is measured monthly. At August 27, 2017, the Company was in compliance with these provisions.

During fiscal 2017, the Company placed purchase orders for two new pieces of equipment for approximately $2,055,000 that will be delivered and put into service during fiscal 2018. The Company also made advance deposits on that equipment totaling $687,000 which has been classified as machinery and equipment on the balance sheet. During fiscal 2017, the Company entered into a debt agreement related to one of the pieces of equipment and subsequent to the August 27, 2017 entered into a second debt agreement on the other piece of equipment. There were no amounts outstanding related to either debt agreement at August 27, 2017. Both debt agreements will commence once the equipment is delivered and accepted by the Company. Upon commencement, both agreements will be for five years and will have interest rates from 4.25% - 5.36%.

The Company’s total debt was $6,880,000 at August 27, 2017 which consisted of a mortgage on its building of $3,598,000 and debt secured by production equipment of $3,282,000. There were no amounts outstanding related to the Company’s revolving loan agreement at August 27, 2017. Current maturities of long-term debt at August 27, 2017 consist of $1,317,000 due on equipment related debt and $121,000 on its building related debt. During fiscal 2017, the Company made principal payments on its debt of $1,533,000, excluding the refinancing of its mortgage of $3,593,000 which occurred during the Company’s fiscal 2017 second quarter. It is management’s belief that the combination of its current cash balance, its internally generated funds, as well as its revolving line of credit will be sufficient to enable the Company to meet its financial requirements during fiscal 2018.

Results of Operations:

The Company’s sales decreased 13% in fiscal 2017 and 18% in fiscal 2016 as compared to an increase of 1% in fiscal 2015. Net sales in fiscal 2017 were approximately $30.6 million as compared to $35.2 million in fiscal 2016 and $43.0 million in fiscal 2015.

The sales decrease in fiscal 2017 came primarily from a 16% decrease in the recreational vehicle powersports market and a 68% decrease in the automotive market which was partially offset by a 37% increase in aerospace and defense and a 196% increase in the Company’s energy business. In fiscal 2016, sales were negatively affected by a 15% decrease in sales in the recreational powersports business as well as an 88% decrease in the level of energy business. These two declining factors were partially offset by an increase in the Company’s automotive business. Sales to the recreational powersports vehicle market totaled approximately 86%, 90% and 86% of total sales in fiscal 2017, 2016 and 2015, respectively. Sales to the energy industry totaled approximately 4%, 1% and 7% of sales in fiscal 2017, 2016 and 2015, respectively. Sales to the aerospace/avionics/defense markets totaled approximately 8% of total sales in fiscal 2017, and 5% in fiscal 2016 and 2015, respectively. Sales to the automotive industries totaled 1%, 3% and 1% in fiscal 2017, 2016 and 2015, respectively. Sales to the bioscience and other industries amounted to approximately 1% - 2% of total sales in each of fiscal years 2015 – 2017.

The following is a reconciliation of sales by major market:

	Fiscal 2017	Fiscal 2016	Fiscal 2015

Recreational vehicle	$26,432,000	$31,526,000	$36,937,000
Aerospace and defense	2,416,000	1,767,000	2,103,000
Energy	1,152,000	389,000	3,128,000
Automotive	294,000	910,000	389,000
Biosciences & Other	347,000	624,000	426,000
	$30,641,000	$35,216,000	$42,983,000

In fiscal 2017, recreational vehicle powersports sales decreased 16% due in large measure to the Company’s main customer discontinuing one of its product lines as well as a decrease in demand from the customer in one of its other product lines. In fiscal 2016, sales in the recreational powersports business decreased 15% due primarily to a decrease in demand in one product line from the Company’s main customer, offset by increases in another product line due to increased demand.

Sales from the Company’s aerospace and defense markets were up 37% in fiscal 2017 as opposed to a decrease of 16% in fiscal 2016. The increase in fiscal 2017 came primarily from sales from a new program with a new customer. Without the new program, sales in the aerospace and defense markets would have increased 6.6%. The Company believes the fiscal 2016 decrease was attributable to a general softening in demand for the products that the Company supplies to its aerospace and defense customers in that year.

Sales from the Company’s energy business increased 196% in fiscal 2017 as the energy market rebounded some from its previous multi-year slide. Sales to energy customers in fiscal 2016 were down 88%. All of the Company’s customers in the energy market have their own internal machining capabilities and therefore the Company’s sales are generated primarily when their customers have limited machining capacity and need to outsource. Circumstances such as a low price for oil will tend to drive machining in house and therefore lower the Company’s sales. This fact tends to create volatility in the Company’s sales to the energy industry on top of an energy market that has volatile tendencies.

Sales to the Company’s automotive business decreased 68% in fiscal 2017 as opposed to an increase of 134% in fiscal 2016. Much of the sales increase in fiscal 2016 came from programs that appear to be sporadic in nature, and that volatility negatively affected fiscal 2017 sales.

Sales to the Company’s bioscience and other markets are relatively small as sales from these markets only amount to approximately 1% - 2% of total sales. The fluctuations in these markets have been minimal in the last two fiscal years.

The Company’s gross margin decreased to 8.0% in fiscal 2017 from 8.3% in fiscal 2016 while fiscal 2015 gross margins were at 10.0%. The decreases in both fiscal 2017 and 2016 were attributable to lower levels of business which led to excess capacity and a higher percentage of sales in fixed costs such as depreciation. The lower level of sales also caused manufacturing inefficiencies which created a drag on gross margins.

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

No significant sales of obsolete items occurred in fiscal years 2015 through 2017 and, correspondingly, no significant gross margin was recognized relating to these sales.

During fiscal 2017, the Company recognized an equipment impairment loss of $148,000. The Company evaluates long-term assets on a periodic basis in compliance with Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment of Long-lived Assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If the undiscounted cash flows are less than the carrying amount, the impairment recognized is measured by the amount the carrying value of the assets exceeds their fair value determined primarily through the present value of estimated future cash flows. The Company determined that one of its pieces of equipment was impaired and recognized the $148,000 expense.

Selling and administrative expense increased to $3,346,000 in fiscal 2017 as compared to $3,012,000 in fiscal 2016. The increase in fiscal 2017 was due to increases in compensation costs related to the change in the Company’s executive leadership that occurred during the fiscal 2017 third quarter. Fiscal 2016 selling and administrative expense was up slightly from fiscal 2015. Included in selling and administrative expense are costs associated with professional service expense in connection with the Company’s analysis of internal controls over financial reporting as required by the Sarbanes-Oxley Act as well as requirements related to Conflict Minerals Reporting as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Interest expense in fiscal 2017 and fiscal 2016 decreased $33,000 and $38,000, respectively, due primarily to a lower average level of debt in each year.

The Company’s effective tax rate in its year ended August 27, 2017 was a negative (37.6%) as compared to a negative (146.2%) for the year ended August 28, 2016 and 1.5% for the year ended August 30, 2015, respectively. During fiscal 2016, the Company hired an outside consulting firm to conduct an analysis to determine if certain activities the Company performs qualifies for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the fiscal year 2016 recognized tax benefits related to R&D tax credits from several prior years which lowered the overall effective tax rate. In addition, during the Company’s fiscal 2016 second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter. The Company believes that it has recognized R&D tax benefits for all prior years to the extent possible.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Michael J. Pudil, the chief executive officer, and Paul D. Sheely, the chief financial officer, have concluded that as of August 27, 2017 our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter ended August 27, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management hired an outside consulting firm to assist it in the evaluation of the effectiveness of the Company’s internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 27, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of that evaluation, our management has concluded that, as of August 27, 2017, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B.	Other Information.

None.

PART III

Pursuant to General Instruction E (3), the Company omits Part III, Items 10, 11, 12, 13 and 14, as a definitive proxy statement will be filed with the Commission pursuant to Regulation 14(a) within 120 days after August 27, 2017 and such information required by such items is incorporated herein by reference from the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

1.	Consolidated Financial Statements: Reference is made to the Index to Consolidated Financial Statements (page 24) hereinafter contained for all Consolidated Financial Statements.

2.	Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of WSI Industries, Inc. Incorporated by reference from Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended November 29, 1998.

3.2	Restated and Amended Bylaws, as amended through January 6, 2005. Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K for the year ended August 28, 2005.

10.1	WSI Industries, Inc. 2005 Stock Plan. Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-203225).

10.2	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.3	Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2007.

10.4	Form of Restricted Stock Bonus Award Agreement under the Company’s 2005 Stock Plan. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended August 30, 2009.

10.5	Board of Directors Retirement Program dated June 25, 1982. Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.6	Employment (change in control) Agreement between Paul D. Sheely and Registrant dated January 11, 2001 incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended May 27, 2001.

Exhibit No.	Description

10.7	Amendment No. 1 to Employment (change in control) Agreement between Paul D. Sheely and Registrant dated November 1, 2002. Incorporated by reference from Exhibit 10.11 of the Registrant’s Form 10-K for the year ended August 25, 2002.

10.8	Second Amendment to Employment (Change in Control) Agreement dated December 29, 2008 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated December 29, 2008.

10.9	Severance Letter Agreement dated October 7, 2009 by and between WSI Industries, Inc. and Paul D. Sheely. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K dated October 7, 2009.

10.10	Employment Offer Letter dated October 5, 2009 by WSI Industries, Inc. to Benjamin Rashleger. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 7, 2009.

10.11	Employment (Change In Control) Agreement dated October 12, 2009 by and between WSI Industries, Inc. and Benjamin Rashleger. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 7, 2009.

10.12	Form of Restrictive Covenant Agreement by and between WSI Industries, Inc. and Michael J. Pudil, Paul D. Sheely and Benjamin Rashleger. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 7, 2009.

10.13	Loan agreement dated February 1, 2011 between WSI Industries, Inc., Taurus Numeric Tool, Inc., WSI Rochester, Inc., and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended February 27, 2011.

10.14	Amended and Restated Revolving Credit Promissory Note dated February 1, 2011 in the principal amount of $1,000,000 by WSI Industries, Inc. in favor of M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.24 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.15	Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Industries, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.25 of the Registrant’s Form 10-K for the year ended August 28, 2011.

Exhibit No.	Description

10.16	Amended and Restated Security Agreement dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.26 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.17	Amended and Restated Security Agreement dated February 1, 2011 by and between WSI Rochester, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.27 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.18	Guaranty dated February 1, 2011 by and WSI Rochester, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.28 of the Registrant’s Form 10-K for the year ended August 28, 2011.

10.19	Guaranty dated February 1, 2011 by and between Taurus Numeric Tool, Inc. and M&I Marshall & Ilsley Bank (now BMO Harris Bank N.A.). Incorporated by reference from Exhibit 10.29 of the Registrant’s Form 10-K for the year ended August 28, 2011.

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

10.23	Amended and Restated Promissory Note in the principal amount of up to $4,200,000 dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 8, 2013.

10.24	Term Loan Agreement dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated May 8, 2013.

Exhibit No.	Description

10.25	Assignment of Leases and Rents dated May 8, 2013 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated May 8, 2013.

10.26	Guaranty dated May 8, 2013 between WSI Rochester, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated May 8, 2013.

10.27	Guaranty dated May 8, 2013 between WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K dated May 8, 2013.

10.28	First Amendment to Term Loan Agreement dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 31, 2014.

10.29	Third Amendment to Revolving Loan Agreement and First Amendment to Amended and Restated Revolving Credit Promissory Note dated January 31, 2014 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 31, 2014.

10.30	Acknowledgement of Guarantors dated January 31, 2014 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated January 31, 2014.

10.31	Fourth Amendment to Revolving Loan Agreement and First Amendment to Amended and Restated Revolving Credit Promissory Note dated January 26, 2015 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 26, 2015.

10.32	Acknowledgement of Guarantors dated January 26, 2015 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated January 26, 2015.

10.33	Fifth Amendment to Revolving Loan Agreement and Second Amendment to Term Loan Agreement and Amended and Restated Revolving Credit Promissory Note dated November 27, 2015 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Form 8-K dated November 27, 2015.

10.34	Acknowledgement of Guarantors dated November 27, 2015 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated November 27, 2015.

Exhibit No.	Description

10.35	Sixth Amendment to Revolving Loan Agreement and Third Amendment to Term Loan Agreement dated February 28, 2016 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K dated February 28, 2016.

10.36	Acknowledgement of Guarantors dated February 28, 2016 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated February 28, 2016.

10.37	Seventh Amendment to Revolving Loan Agreement and Fourth Amendment to Term Loan Agreement dated August 26, 2016 between WSI Industries, Inc. and BMO Harris Bank N.A. Incorporated by reference from Exhibits 10.1 and 10.2 of the Registrant’s Form 8-K dated August 26, 2016.

10.38	Acknowledgement of Guarantors dated August 26, 2016 between WSI Rochester, Inc., WSI Industries, Co. and BMO Harris Bank N.A. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated August 26, 2016.

10.39	Loan Agreement dated February 15, 2017 between WSI Industries, Inc. and Tradition Capital Bank. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated February 15, 2017.

10.40	Promissory Note dated February 15, 2017 between WSI Industries, Inc. and Tradition Capital Bank. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated February 15, 2017.

10.41

Combination Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents dated February 15, 2017 between WSI Industries, Inc. and Tradition Capital Bank. Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K dated February 15, 2017.

10.42	Loan Agreement dated February 15, 2017 between WSI Industries, Inc. and Tradition Capital Bank. Incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K dated February 15, 2017.

10.43

Revolving Promissory Note dated February 15, 2017 between WSI Industries, Inc. and Tradition Capital Bank. Incorporated by reference from Exhibit 10.5 of the Registrant’s Form 8-K dated February 15, 2017.

10.44	Guaranty – Promissory Note dated February 15, 2017 between WSI Rochester, Inc. an WSI Industries, Co. and Tradition Capital Bank. Incorporated by reference from Exhibits 10.5 and 10.6 of the Registrant’s Form 8-K dated February 15, 2017.

Exhibit No.	Description

10.45

Guaranty – Promissory Note dated February 15, 2017 between WSI Rochester, Inc. an WSI Industries, Co. and Tradition Capital Bank. Incorporated by reference from Exhibits 10.6 and 10.7 of the Registrant’s Form 8-K dated February 15, 2017.

10.46

Guaranty – Revolving Promissory Note dated February 15, 2017 between WSI Rochester, Inc. and WSI Industries, Co. and Tradition Capital Bank. Incorporated by reference from Exhibits 10.8 and 10.9 of the Registrant’s Form 8-K dated February 15, 2017.

10.47

Security Agreements dated February 15, 2017 between WSI Industries, Inc., WSI Rochester, Inc. and WSI Industries, Co. and Tradition Capital Bank. Incorporated by reference from Exhibits 10.10, 10.11 and 10.12 of the Registrant’s Form 8-K dated February 15, 2017.

10.48	Offer Letter Agreement dated May 19, 2017 by and between WSI Industries, Inc. and Michael J. Pudil. Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated May 19, 2017.

10.49

Severance and Change of Control Letter Agreement dated May 19, 2017 by and between WSI Industries, Inc. and Michael J. Pudil. Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated May 19, 2017.

10.50

Separation Letter Agreement dated May 19, 2017 by and between WSI Industries, Inc. and Benjamin T. Rashleger. Incorporated by reference from Exhibits 10.3 of the Registrant’s Form 8-K dated May 19, 2017.

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
President and Chief Executive Officer (principal executive officer)

BY:	/s/ Paul D. Sheely
Paul D. Sheely
Vice President, Finance, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

DATE: November 3, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Pudil	President, Chief Executive Officer	November 3, 2017
Michael J. Pudil	and Director

/s/ Burton F. Myers II	Director	November 3, 2017
Burton F. Myers II

/s/ James D. Hartman	Director	November 3, 2017
James D. Hartman

/s/ Jack R. Veach	Director	November 3, 2017
Jack R. Veach

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

WSI Industries, Inc.

Monticello, Minnesota

We have audited the consolidated balance sheets of WSI Industries, Inc. and Subsidiaries as of August 27, 2017 and August 28, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 27, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WSI Industries, Inc. and Subsidiaries as of August 27, 2017 and August 28, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended August 27, 2017, in conformity with United States generally accepted accounting principles.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota

November 3, 2017

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 27, 2017 AND AUGUST 28, 2016

	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$5,846,933	$3,739,324
Accounts receivable, less allowance for doubtful accounts of $10,074	2,739,087	3,823,545
Inventories (Note 2)	3,131,679	3,047,512
Prepaid and other current assets	78,409	286,251
Total current assets	11,796,108	10,896,632

Property, plant, and equipment, at cost:
Land	819,000	819,000
Building and improvements	6,319,087	6,288,811
Machinery and equipment	21,489,333	21,466,372
Less accumulated depreciation	(18,306,612)	(17,113,365)
Total property, plant, and equipment	10,320,808	11,460,818

Restricted cash (Note 3)	-	1,250,000

Other assets (Note 10):
Goodwill and other assets	2,368,452	2,375,136
	$24,485,368	$25,982,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$2,058,992	$1,729,251
Accrued compensation and employee withholdings	664,277	394,657
Other accrued expenses and deferred revenue	530,552	133,477
Current portion of long-term debt (Note 3)	1,438,057	1,557,801
Total current liabilities	4,691,878	3,815,186

Long-term debt, less current portion (Note 3)	5,441,848	6,785,432

Deferred tax liabilities (Note 6)	915,068	1,402,735

Stockholders’ equity (Note 5):
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,959,940 and 2,919,500 shares, respectively	295,994	291,950
Capital in excess of par value	4,192,578	3,848,484
Deferred compensation	(76,500)	-
Retained earnings	9,024,502	9,838,799
Total stockholders’ equity	13,436,574	13,979,233
	$24,485,368	$25,982,586

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 27, 2017, AUGUST 28, 2016 AND AUGUST 30, 2015

	2017	2016	2015

Net sales (Note 8)	$30,641,082	$35,215,984	$42,982,937

Cost of products sold	28,195,168	32,291,726	38,658,881
Gross margin	2,445,914	2,924,258	4,324,056

Selling and administrative expense	3,345,802	3,011,651	2,971,576
Equipment impairment loss	147,502	-	-
Interest and other income	(18,555)	(21,606)	(5,601)
Interest expense	275,494	308,461	346,297
	3,750,243	3,298,506	3,312,272

Income (loss) before income taxes	(1,304,329)	(374,248)	1,011,784

Income tax expense (benefit) (Note 6)	(490,032)	(547,296)	14,716

Net income (loss)	$(814,297)	$173,048	$997,068

Basic earnings (loss) per share	$(.28)	$.06	$.34

Diluted earnings (loss) per share	$(.28)	$.06	$.34

Cash dividend per share	$-	$.08	$.16

Weighted average number of common shares outstanding, basic	2,930,580	2,919,500	2,910,426

Weighted average number of common shares outstanding, diluted	2,930,580	2,928,126	2,960,398

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED AUGUST 27, 2017, AUGUST 28, 2016 AND AUGUST 30, 2015

	Common Stock Shares	Amount	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity

Balance at August 31, 2014	2,908,893	$290,889	$3,480,450	$(24,644)	$9,367,580	$13,114,275

Net income	-	-	-	-	997,068	997,068
Restricted stock grants	54	6	323	(329)	-	-
Restricted stock vesting	-	-	(24,973)	24,973	-	-
Stock option compensation	-	-	235,208	-	-	235,208
Restricted stock grants payment of withholding taxes	(504)	(51)	(2,863)	-	-	(2,914)
Exercise of stock options and appreciation rights and payment of withholding taxes	$11,057	1,106	(4,674)	-	-	(3,568)
Dividends paid	-	-	-	-	(465,337)	(465,337)

Balance at August 30, 2015	2,919,500	$291,950	$3,683,471	$-	$9,899,311	$13,874,732

Net income	-	-	-	-	173,048	173,048
Stock option compensation	-	-	165,013	-	-	165,013
Dividends paid	-	-	-	-	(233,560)	(233,560)

Balance at August 28, 2016	2,919,500	$291,950	$3,848,484	$-	$9,838,799	$13,979,233

Net income (loss)	-	-	-	-	(814,297)	(814,297)
Restricted stock grants	50,000	5,000	148,000	(153,000)	-	-
Restricted stock vesting	-	-	(76,500)	76,500	-	-
Stock option compensation	-	-	301,726	-	-	301,726
Restricted stock grants payment of withholding taxes	(9,725)	(973)	(28,786)	-	-	(29,759)
Exercise of stock options and appreciation rights and payment of withholding taxes	165	17	(346)	-	-	(329)

Balance at August 27, 2017	2,959,940	$295,994	$4,192,578	$(76,500)	$9,024,502	$13,436,574

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 27, 2017, AUGUST 28, 2016 AND AUGUST 30, 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(814,297)	$173,048	$997,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,798,853	1,832,393	1,986,513
Amortization	8,651	4,011	4,010
Net tax benefits related to share based compensation	-	-	(15,885)
Gain on sale of property, plant and equipment	-	(15,000)	-
Deferred taxes	(487,667)	(369,555)	(98,553)
Impairment of equipment	147,502	-	-
Stock option compensation	301,726	165,013	235,208
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,084,458	(838,289)	2,978,242
Inventories	(84,167)	2,904,194	(2,184,679)
Prepaid and other current assets	207,842	255,813	(314,365)
Increase (decrease) in accounts payable and accrued expenses	966,348	(1,133,697)	(346,849)
Net cash provided by operating activities	3,129,249	2,977,931	3,240,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	-	15,000	-
Additions to property, plant, and equipment	(806,345)	(392,311)	(192,009)
Net cash used in investing activities	(806,345)	(377,311)	(192,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,700,000	-	-
Payment of long-term debt	(5,125,959)	(1,527,381)	(1,691,560)
Net tax benefits related to share based compensation	-	-	15,885
Restricted cash requirement	1,250,000	(1,250,000)	-
Deferred financing costs	(39,336)	-	-
Issuance of common stock	-	-	8,520
Dividends paid	-	(233,560)	(465,337)
Net cash used in financing activities	(215,295)	(3,010,941)	(2,132,492)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,107,609	(410,321)	916,209

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,739,324	4,149,645	3,233,436

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,846,933	$3,739,324	$4,149,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$273,199	$309,357	$346,604
Payroll withholding taxes in cashless stock option exercise	30,088	-	30,887
Income taxes	5,900	-	468,735
Noncash investing and financing activities:
Acquisition of machinery through debt	-	-	1,391,890
Cash received during the year for income tax refunds	137,040	398,750	-

See notes to consolidated financial statements.

WSI INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 27, 2017, AUGUST 28, 2016 AND AUGUST 30, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description – WSI Industries, Inc. and Subsidiaries (the Company) is involved in the precision contract metal machining business primarily serving the recreational vehicle, energy, aerospace/avionics and bioscience industries.

Fiscal Year - WSI Industries, Inc.’s fiscal years represent a 52- to 53-week period ending the last Sunday in August. Fiscal years 2015 through 2017 each consisted of 52 weeks.

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

Property, plant, equipment and depreciation and amortization - The cost of substantially all machinery and equipment, and buildings and improvements are being depreciated using the straight-line method. The estimated useful lives of the assets are as follows:

Machinery and equipment	3 to 7 years
Building and improvements	10 to 40 years

Restricted cash – At August 28, 2016, the Company was required to keep cash in a deposit account maintained by its Bank. Since the Company had no right of withdrawal, and the account served as collateral for outstanding debt obligations, restricted cash was excluded from cash and cash equivalents and classified as long-term. At August 27, 2017, the restricted cash requirement had been eliminated and all cash was classified as a current asset in cash and cash equivalents.

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

Goodwill - The Company assesses the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. In addition, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. In the fiscal 2017 fourth quarter, the Company made its qualitative evaluation of its goodwill considering, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and that it wasn’t required to calculate the fair value of its reporting unit. If the Company has changes in events or circumstances, including reductions in anticipated cash flows generated by our operations, goodwill could become impaired which would result in a charge to earnings.

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

Date of Grant in fiscal -	2017	2016	2015
Dividend yield	-	1.8%	2.2%-2.7%
Expected volatility	29.1%-29.4%	31.8%	51.2%-51.3%
Risk free interest rate	2.0%-2.5%	1.7%-2.3%	1.7%-2.3%
Expected term	5-10 years	5-10 years	5-10 years

ASC 718 also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the Financial Accounting Standards Board voted to defer the effective date by one year, with early adoption on the original effective date permitted. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from most leases. The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. For lessors, the guidance included in ASU 2016-02 modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures. ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance, and includes a number of optional practical expedients that entities may elect to apply. For public entities, the amendments included in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for the Company beginning in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in the fourth quarter of fiscal 2017 with its annual goodwill impairment tests. The adoption of ASU 2017-04 did not have an impact on the Company’s Consolidated Financial Statements.

2. INVENTORIES

Inventories consist primarily of raw material, work-in-process (WIP) and finished goods valued at the lower of cost or market value:

	August 27, 2017	August 28, 2016

Raw material	$1,047,931	$1,598,874
WIP	1,448,282	913,494
Finished goods	635,466	535,144
	$3,131,679	$3,047,512

3. DEBT

Long-term debt consists of the following:

	August 27, 2017	August 28, 2016
Building related mortgages & term debt	$3,598,377	$3,675,794
Capitalized lease obligations	3,281,528	4,667,439
	6,879,905	8,343,233
Less current portion	1,438,057	1,557,801
Long-term debt,	$5,441,848	$6,785,432

The Company expanded its Monticello, Minnesota facility during fiscal 2013 which increased the total facility size to approximately 107,000 square feet. The expansion cost approximately $3.8 million which was paid for by a combination of cash on hand and a mortgage agreement with its prior bank which was finalized in May 2013. The mortgage carried an interest rate of 2.843%, required monthly payments of $22,964 based on a 20-year amortization schedule and was secured all assets of the Company.

During the quarter ended February 26, 2017, the Company entered into a new loan agreement with a new bank for a new mortgage term loan. The new mortgage paid off the prior mortgage in its entirety and released all obligations in connection with that mortgage including the requirement to maintain a restricted cash balance of $1.25 million. The new mortgage was for $3.7 million and carries an interest rate of 3.99% fixed for five years after which the interest rate will reset at a fixed rate for the subsequent five years. The mortgage requires monthly payments of $22,511 based on a 20-year amortization schedule and matures in February 2027. The mortgage is secured by all assets of the Company. The mortgage agreement provides for certain restrictive covenants including a minimum tangible net worth and a minimum working capital. At August 27, 2017, the Company was in compliance with these provisions.

Maturities of long-term debt are as follows:

Fiscal years ending August:
2018	$1,438,057
2019	1,121,076
2020	760,523
2021	353,670
2022	269,361
Thereafter	2,937,218

Included in the consolidated balance sheet at August 27, 2017 are cost and accumulated depreciation on equipment subject to capitalized leases of $9,015,281 and $6,079,373 respectively. At August 28, 2016, the amounts were $9,510,889 and $5,086,481, respectively. The capital leases carry interest rates from 3.5% to 5.2% and mature from 2018 – 2022.

The present value of the net minimum payments on capital leases which is included in long-term debt as of August 27, 2017 is as follows:

Fiscal years ending August:
2018	$1,412,563
2019	1,046,852
2020	651,216
2021	224,619
2022	127,319
Thereafter	-
Total minimum lease payments	3,462,569
Less amount representing interest	181,041
Present value of net minimum lease payments	3,281,528
Current portion	1,316,597
Capital lease obligation, less current portion	$1,964,931

During fiscal 2017, the Company placed purchase orders for two new pieces of equipment for approximately $2,055,000 that will be delivered and put into service during fiscal 2018. The Company also made advance deposits on that equipment totaling $687,000 which has been classified as machinery and equipment on the balance sheet. During fiscal 2017, the Company entered into a debt agreement related to one of the pieces of equipment and subsequent to the August 27, 2017 entered into a second debt agreement on the other piece of equipment. There were no amounts outstanding related to either debt agreement at August 27, 2017. Both debt agreements will commence once the equipment is delivered and accepted by the Company. Upon commencement, both agreements will be for five years and will have interest rates from 4.25% - 5.36%.

Line of Credit:
During the quarter ended February 26, 2017, the Company entered into a loan agreement with its new bank for a revolving line of credit. The agreement provides for a maximum loan of $1,500,000 with interest at the thirty-day LIBOR rate plus 2.0% with a base rate of 2.75%. The revolver has a maturity date of February 15, 2018. The loan agreement provides for certain restrictive covenants including a minimum tangible net worth and a minimum working capital. At August 27, 2017, the Company was in compliance with these provisions. There were no amounts outstanding related to its revolving loan agreement at August 27, 2017.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and equivalents, receivables, accounts payable and accrued expenses, and current maturities on long-term debt obligations approximates fair values due to their short-term nature. Interest on long-term debt is primarily at fixed rates which do not differ significantly from approximate market rates at August 27, 2017.

5. STOCK-BASED COMPENSATION

Stock Options - The 2005 Stock Option Plan was approved and 800,000 shares of common stock were reserved for granting of options to officers, key employees and directors. The Plan has been renewed by the Company’s shareholders for a term of 10 years and will expire in 2025. Stock options vest over a period of six months to three years.

Option transactions during the three years ended August 27, 2017 are summarized as follows:

	2005 Stock Option Plan
		Average
	Shares	Price
Outstanding at August 31, 2014	303,251	$5.30
Granted	78,750	$6.01
Forfeit	-	-
Lapsed	-	-
Exercised	(29,500)	$3.13

Outstanding at August 30, 2015	352,501	$5.64
Granted	96,500	$4.43
Forfeit	(26,000)	$5.63
Lapsed	(8,000)	$6.09
Exercised	-	$-

Outstanding at August 28, 2016	415,001	$5.35
Granted	151,250	$3.01
Forfeit	(240,550)	$5.08
Lapsed	(15,500)	$4.35
Exercised	(5,000)	$2.98

Outstanding at August 27, 2017	305,201	$4.49

Of the 5,000 and 29,500 stock options from the 2005 Plan that were exercised in fiscal 2017 and 2015, 4,835 and 18,443 shares were returned to the Company to pay for the exercise price and for related payroll withholding taxes, respectively.

The weighted fair value of options granted during the years ended August 27, 2017, August 28, 2016 and August 30, 2015 was $1.29, $1.05 and $2.57, respectively. The total intrinsic value of options exercised for the years August 27, 2017 and August 30, 2015 was $850 and $85,705, respectively. The intrinsic value for all options outstanding at August 27, 2017 was $0.

Cash received from option exercises for year ended August 30, 2015 was $8,520. The actual tax benefit (expense) realized for the tax deductions from option exercises totaled ($1,365) and $15,885 for fiscal years ended 2017and 2015, respectively.

As of August 27, 2017, there was $116,313 of total unearned compensation cost related to option-based compensation arrangements to be recognized over an expected weighted average of 1 year.

As of August 27, 2017, there were 8,000 shares with an exercise price of $2.13, 115,250 shares with exercise prices between $2.98 and $3.46, 53,700 options outstanding with exercise prices between $4.37 and $4.44, 38,000 options outstanding with exercise prices between $4.93 and $5.39 and 90,251 with exercise prices between $5.95 and $7.45. At August 27, 2017, outstanding options had a weighted-average remaining contractual life of 6.7 years.

The number of options exercisable as of August 27, 2017, August 28, 2016 and August 30, 2015 were 215,968, 318,830 and 267,748, respectively, at weighted average share prices of $4.93, $5.46 and $5.49 per share, respectively. At August 27, 2017, there were 89,233 options that had not vested. The aggregate intrinsic values of options exercisable as of August 27, 2017, August 28, 2016 and August 30, 2015 was $0, $0 and $33,059, respectively, with weighted-average remaining contractual lives of 5.9, 5.8 and 6.3 years.

The Company can also grant non-vested restricted shares as part of the 2005 Stock Option Plan. Non-vested restricted share transactions during the three years ended August 27, 2017 are as follows:

	Options	Average Price
Outstanding at August 31, 2014	4,776	$5.16
Granted	54	6.09
Vested	(4,830)	5.32
Outstanding at August 30, 2015	-	$-
Granted	-	-
Vested	-	-
Outstanding at August 28, 2016	-	$-
Granted	50,000	3.06
Vested	(25,000)	3.06
Outstanding at August 27, 2017	25,000	$3.06

As of August 27, 2017, there was $34,924 in total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.

6. INCOME TAXES

Income taxes consisted of the following:

	Years Ended
	August 27, 2017	August 28, 2016	August 30, 2015

Current:
Federal	$(12,055)	$(187,241)	$102,448
State	9,690	9,500	10,821
	(2,365)	(177,741)	113,269
Deferred:
Federal	(478,531)	(200,433)	(44,441)
State	(9,136)	(169,122)	(54,112)
	(487,667)	(369,555)	(98,553)
Total	$(490,032)	$(547,296)	$14,716

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on earnings from continuing operations is as follows:

	Years Ended
	August 27, 2017	August 28, 2016	August 30, 2015
Ordinary federal income tax statutory rate	(34.0)%	(34.0)%	34.0%
Income tax credits	(4.4)	(107.1)	(27.0)
Domestic production activities deduction	(.2)	(6.1)	(6.5)
State income taxes net of federal tax effect	1.0	1.0	1.0
Effective rate	(37.6%)	(146.2)%	1.5%

Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. Temporary differences comprising the net deferred taxes on the balance sheet are as follows:

	August 27, 2017	August 28, 2016
Deferred Tax Assets
Accrued liabilities	$127,765	$61,977
Inventory	71,013	122,871
Tax credit carryforwards	710,198	717,856
Stock option expense	363,632	323,728
Other	16,456	7,346
	1,289,064	1,233,778
Less: valuation allowance	(27,473)	(21,212)
Net deferred tax assets	1,261,591)	1,212,566)

Deferred Tax Liabilities
Tax depreciation and amortization greater than book	(2,176,659)	(2,615,301)

Net deferred taxes	$(915,068)	$(1,402,735)

The Company’s effective tax rate in its year ended August 27, 2017 was a negative (37.6%) as compared to a negative (146.2%) for the year ended August 28, 2016 and 1.5% for the year ended August 30, 2015, respectively. During fiscal 2016, the Company hired an outside consulting firm to conduct an analysis to determine if certain activities the Company performs qualifies for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41. As a result of the analysis, the Company determined that it is performing activities that qualify for the R&D credit, and during the fiscal year 2016 recognized tax benefits related to R&D tax credits from several prior years which lowered the overall effective tax rate. In addition, during the Company’s fiscal 2016 second quarter, the Federal R&D tax credit law was retroactively renewed for calendar year 2015 and also made permanent going forward. Since for calendar year 2015 the law was enacted retroactively, any effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements in the interim period that the law was enacted, which in this case was the Company’s fiscal 2016 second quarter. The Company believes that it has recognized R&D tax benefits for all prior years to the extent possible.

As of August 27, 2017, the Company has federal alternative minimum tax credit carryforwards of approximately $347,000 and approximately $209,000 in federal R&D tax credit carryforwards. The Company also has $254,000 in state R&D tax credit carryforwards and $23,000 in state alternative minimum tax credit carry forwards. The R&D tax credit carryforwards that are related to state jurisdictions begin to expire starting in 2018. The federal R&D tax credits begin to expire in 2033 while the alternative minimum tax credit carry forwards do not expire.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company classifies interest and penalties arising from unrecognized income tax positions in income tax expense if they occur. At August 27, 2017 and August 28, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

As previously discussed, the Company has R&D tax credits related to state jurisdictions. These credits can be carried forward for fifteen years before they expire. The Company applies the accounting standard for recognition of deferred tax assets pursuant to a more-likely-than-not threshold. The Company believes that it is more likely than not that some of its’ state R&D tax credits will expire before they can be utilized. Due to this, the Company established a valuation allowance of $27,473 at August 27, 2017. The Company also applies the more-likely-than-not accounting standard for uncertain tax positions to determine the recognition and derecognition of uncertain tax positions. Once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. Below is a summary of uncertain tax positions:

Uncertain tax positions at August 31, 2014	$-
Increase for tax positions related to prior years	30,000
Uncertain tax positions at August 30, 2015	30,000
Increase for tax positions related to prior years	3,778
Uncertain tax positions at August 28, 2016	33,778
Increases for tax positions related to prior years	182
Uncertain tax positions at August 27, 2017	$33,960

The Company does not believe there will be significant changes to the estimates in the next 12-month period. Due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

The Company incurred the following research and development expenses for the following years ended:

August 27, 2017	$999,000
August 28, 2016	$994,000
August 30, 2015	$942,000

The research and development expenses consist primarily of engineering costs associated with the startup of new parts and programs and the development and testing of improvements on existing parts and programs. With each new part or program that the Company secures, the Company has to develop the methods to manufacture these parts. Once the methods have been established, they need to be tested and proven on the manufacturing floor. In many cases, these tests result in the methods being refined or overhauled based on the experiences from the manufacturing floor.

7. EQUIPMENT IMPAIRMENT

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

8. EMPLOYEE BENEFITS

The Company maintains a 401(k) retirement savings plan that all employees are eligible to participate in as well as a profit sharing plan. Profit sharing contributions are discretionary and are based on Company results. Contributions charged to operations for the profit sharing plan and matching contributions for the 401(k) plan for fiscal 2017, 2016 and 2015, were $179,075, $190,084 and $260,727, respectively.

9. INFORMATION CONCERNING SALES TO MAJOR CUSTOMERS

The Company had sales to one customer that exceeded 10 percent of total sales during fiscal year 2017. Sales in each of fiscal year 2017, 2016 and 2015 for that customer are listed below:

	2017	2016	2015
Customer	$26,432,000	$31,526,000	$36,937,000

The Company had accounts receivable from the customer of $1,950,000 and $2,874,000 at August 27, 2017 and August 28, 2016, respectively. Realization of these receivables, sale of inventory, and its future operations could be significantly affected by adverse changes in the financial condition or the Company’s relationship with this customer.

10. OTHER ASSETS

Other assets consist of goodwill which resulted from costs from business acquisitions which total $2,368,452 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets). At August 28, 2016, other assets also included deferred financing costs of $6,684 (net of accumulated amortization of $13,368).

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015

Net income (loss) $	$(814,297)	$173,048	$997,068

Denominator for earnings per share:

Weighted average shares; denominator for basic earnings per share	2,930,580	2,919,500	2,910,426

Effect of dilutive securities; employee and non-employee options	-	8,626	49,972

Dilutive common shares; denominator for diluted earnings per share	2,930,580	2,928,126	2,960,398

Basic earnings per share	$(.28)	$.06	$.34

Dilutive earnings per share	$(.28)	$.06	$.34

Stock options to purchase 330,201 and 397,001 shares of common stock were outstanding during the years ended August 27, 2017 and August 28, 2016, respectively, but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

12. CLAIMS AND CONTINGENCIES

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

