Form 10-Q
period 2017-11-26
WSI INDUSTRIES, INC.
filed 2017-12-22
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Emerging growth company [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,951,676 shares of common stock were outstanding as of December 22, 2017.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 26, 2017	August 27, 2017
Assets

Current Assets:
Cash and cash equivalents	$5,987,078	$5,846,933
Accounts receivable	2,319,250	2,739,087
Inventories	4,755,795	3,131,679
Prepaid and other current assets	54,690	78,409
Total Current Assets	13,116,813	11,796,108

Property, Plant and Equipment – Net	10,856,286	10,320,808

Goodwill and other assets, net	2,368,452	2,368,452

Total Assets	$26,341,551	$24,485,368

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,703,568	$2,058,992
Accrued compensation and employee withholdings	736,577	664,277
Other accrued expenses	786,167	530,552
Current portion of long-term debt	1,384,585	1,438,057
Total Current Liabilities	5,610,897	4,691,878

Long-term debt, less current portion	6,208,942	5,441,848

Deferred tax liabilities	1,128,851	915,068

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,951,676 and 2,959,940 shares, respectively	295,168	295,994
Capital in excess of par value	3,987,470	4,192,578
Deferred compensation	-	(76,500)
Retained earnings	9,110,223	9,024,502
Total Stockholders’ Equity	13,392,861	13,436,574
Total Liabilities and Stockholders’ Equity	$26,341,551	$24,485,368

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended
	November 26, 2017	November 27, 2016

Net sales	$7,528,800	$6,329,941

Cost of products sold	6,629,932	6,022,057

Gross margin	898,868	307,884

Selling and administrative expense	691,113	761,178
Interest and other income	(8,504)	(2,090)
Interest and other expense	77,755	67,670
Earnings (loss) from operations before income taxes	138,504	(518,874)

Income tax expense (benefit)	52,783	(196,511)

Net income (loss)	$85,721	$(322,363)

Basic earnings (loss) per share	$.03	$(.11)

Diluted earnings (loss) per share	$.03	$(.11)

Weighted average number of common shares outstanding, basic	2,936,227	2,919,500

Weighted average number of common shares outstanding, diluted	2,938,888	2,919,500

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 weeks ended
	November 26, 2017	November 27, 2016

Cash Flows From Operating Activities:
Net income (loss)	$85,721	$(322,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	437,617	452,978
Amortization	983	1,002
Deferred taxes	52,783	(196,511)
Stock option compensation expense	57,762	26,052
Changes in assets and liabilities:
Decrease in accounts receivable	419,837	2,773,513
Increase in inventories	(1,624,116)	(478,475)
Decrease in prepaid expenses	23,719	18,231
Decrease (increase) in accounts payable and accrued expenses	946,295	(396,512)
Net cash provided by operations	400,601	1,877,915

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(973,095)	(15,093)
Equipment advance payments exchanged with debt	1,091,722	-
Net cash provided by (used in) investing activities	118,627	(15,093)

Cash Flows From Financing Activities:
Payments of long-term debt	(379,083)	(383,799)
Net cash used in financing activities	(379,083)	(383,799)

Net Increase In Cash And Cash Equivalents	140,145	1,479,023

Cash And Cash Equivalents At Beginning Of Year	5,846,933	3,739,324

Cash And Cash Equivalents At End Of Reporting Period	$5,987,078	$5,218,347

Supplemental cash flow information:
Cash paid during the period for:
Interest	$77,425	$68,603
Income taxes	$-	$2,500
Payroll withholding taxes in cashless stock option exercise	$26,196	$-
Noncash investing and financing activities:
Acquisition of machinery through debt	$1,091,722	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of November 26, 2017, the condensed consolidated statements of income for the thirteen weeks ended November 26, 2017 and November 27, 2016 and the condensed consolidated statements of cash flows for the thirteen weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The condensed consolidated balance sheet at August 27, 2017 is derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 27, 2017. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market value:

	November 26, 2017	August 27, 2017
Raw material	$1,706,248	$1,047,931
WIP	2,021,703	1,448,282
Finished goods	1,027,844	635,466
	$4,755,795	$3,131,679

3.	GOODWILL AND OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at November 26, 2017 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.	DEBT AND LINE OF CREDIT:

During fiscal 2017, the Company placed purchase orders for two new pieces of equipment for approximately $2,055,000 that will be delivered and put into service during fiscal 2018. The Company also made advance deposits on that equipment totaling $687,000 which has been classified as machinery and equipment on the balance sheet at August 27, 2017. During the first quarter of fiscal 2018, the Company made additional deposits of $807,000 which have also been classified as machinery and equipment.

In addition, during fiscal 2017, the Company entered into a debt agreement related to one of the pieces of equipment. During the fiscal 2018 first quarter, the Company entered into a debt agreement on the second piece of equipment. Also during the fiscal 2018 first quarter, the Company received loan advances on the two debt agreements totaling $1,092,000 which was also the amount outstanding at November 26, 2017. Until the commencement of the loan agreements upon final installation and approval of the equipment, the Company will pay interest only on the amounts loaned. There were no amounts outstanding related to either debt agreement at August 27, 2017. Upon commencement, both agreements will be for five years. The interest rate on one debt agreement is fixed at 4.25% while the interest rate on the second agreement will be fixed at commencement and will be based on a spread over a base reference rate.

5.	INCOME TAXES:

The Company’s effective tax rate for its quarter ended November 26, 2017 was 38.1% as compared to a negative (37.9)% for the quarter ended November 27, 2016. In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation which applied to the Company beginning with its fiscal year 2018. With ASU No. 2016-09, the Company is required to recognize as income tax expense the tax effect of options that have been cancelled or forfeited. This change could lead to variations in the effective tax rate in any particular quarter. The Company recognized $22,500 of income tax expense related to cancelled stock options during the quarter ended November 26, 2017. Prior to the implementation of ASU No. 2016-09, the tax effect would have been recognized as a reduction to paid-in-capital to the extent that a sufficient paid-in-capital pool existed and therefore not flow through income tax expense. The Company has also determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41 which reduces the effective tax rate from the statutory rates.

6.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended
	November 26, 2017	November 27, 2016

Numerator for earnings per share:
Net income (loss)	$85,721	$(322,363)

Denominator:
Denominator for basic earnings per share - weighted average shares	2,936,227	2,919,500

Effect of dilutive securities:
Employee and non-employee options	2,661	-

Dilutive common shares
Denominator for diluted earnings per share	2,938,888	2,919,500

Basic earnings (loss) per share	$.03	$(.11)

Diluted earnings (loss) per share	$.03	$(.11)

7.	CLAIMS AND CONTINGENCIES:

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

The critical accounting policies and estimates followed in the preparation of the financial information contained in this Quarterly Report on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended August 27, 2017. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Results of Operations:

Net sales were $7,529,000 for the first quarter of fiscal year 2018 ending November 26, 2017 as compared to $6,330,000 in the same period of the prior year. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal First Quarter Thirteen Weeks Ended
		Percent		Percent	Dollar
	November 26, 2017	of Total Sales	November 27, 2016	of Total Sales	Percent Change

ATV & Motorcycle	$6,002,000	80%	$5,596,000	88%	7%
Energy	463,000	6%	74,000	1%	526%
Aerospace, Defense & Other	1,064,000	14%	660,000	11%	61%
Total Sales	$7,529,000	100%	$6,330,000	100%	19%

Sales from the Company’s ATV and motorcycle markets increased 7% in the fiscal 2018 first quarter as compared to the prior year’s first quarter. The Company experienced an increase in demand during the fiscal 2018 first quarter for all of its product lines except for one line that was discontinued by the Company’s customer during the fiscal 2017 second quarter and had no sales in the fiscal 2018 first quarter.

Sales from the Company’s energy business for the fiscal first quarter of 2018 continued to accelerate with an increase of 526% versus the prior year’s first quarter. The increase is due to an increase in demand from an existing customer as well as sales to a new customer in the energy industry. The Company’s sales to the energy industry can vary widely as all of the Company’s customers in the energy market have their own internal machining capabilities. The Company’s sales are generated primarily when their customers have limited machining capacity and therefore need to outsource. Circumstances such as a low price for oil will tend to drive machining in house and therefore lower the Company’s sales.

Sales from the Company’s aerospace, defense and other markets increased 61% in the fiscal 2018 first quarter with the increase coming from an overall increase in demand from existing customers as well as sales generated from new programs.

Gross margin increased to 11.9% of net sales for the quarter ending November 26, 2017 as compared to 4.9% of net sales for the quarter ending November 27, 2016. The increase in fiscal 2018 was attributable to a higher overall level of business which absorbed capacity as well as improved manufacturing efficiencies.

Selling and administrative expense was $691,000 in the fiscal 2018 first quarter as compared to $761,000 in the prior year first quarter. The decrease was due primarily to lower payroll costs in the fiscal 2018 fiscal first quarter.

Interest expense in the first quarter of fiscal 2017 was $78,000 as compared to $68,000 in first quarter of fiscal 2016. The increase was due to a higher overall level of debt.

The Company’s effective tax rate for its quarter ended November 26, 2017 was 38.1% as compared to a negative (37.9)% for the quarter ended November 27, 2016. In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation which applied to the Company beginning with its fiscal year 2018. With ASU No. 2016-09, the Company is required to recognize as income tax expense the tax effect of options that have been cancelled or forfeited. This change could lead to variations in the effective tax rate in any particular quarter. The Company recognized $22,500 of income tax expense related to cancelled stock options during the quarter ended November 26, 2017. Prior to the implementation of ASU No. 2016-09, the tax effect would have been recognized as a reduction to paid-in-capital to the extent that a sufficient paid-in-capital pool existed and therefore not flow through income tax expense. The Company has also determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41 which reduces the effective tax rate from the statutory rates.

Liquidity and Capital Resources:

At November 26, 2017, working capital was $7,506,000 which was a $402,000 increase as compared to $7,104,000 at August 27, 2017. The increase was due to offsetting factors including an increase in inventories partially offset by an increase in accounts payable. The ratio of current assets to current liabilities was 2.34 to 1.0 at November 26, 2017 as compared to 2.51 to 1.0 at August 27, 2017 with the overall increase in both current assets and current liabilities causing the reduction during the quarter.

It is the Company’s belief that its current cash balance, plus future internally generated funds and its line of credit, will be sufficient to enable the Company to meet its working capital requirements through the next 12 months.

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 27, 2017, as well as other filings the Company makes with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are not predictions of actual future results. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of November 26, 2017 our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: December 22, 2017	/s/ Michael J. Pudil
Michael J. Pudil,
President & CEO

Date: December 22, 2017	/s/ Paul D. Sheely
Paul D. Sheely,
Vice President, Finance & CFO

