Form 10-Q
period 2018-02-25
WSI INDUSTRIES, INC.
filed 2018-03-21
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2018

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

Emerging growth company [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,969,208 shares of common stock were outstanding as of March 21, 2018.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 25, 2018	August 27, 2017
Assets

Current Assets:
Cash and cash equivalents	$4,072,223	$5,846,933
Accounts receivable	3,363,530	2,739,087
Inventories	4,532,237	3,131,679
Prepaid and other current assets	67,767	78,409
Total Current Assets	12,035,757	11,796,108

Property, Plant and Equipment – Net	10,650,157	10,320,808

Goodwill and other assets, net	2,368,452	2,368,452

Total Assets	$25,054,366	$24,485,368

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$2,416,650	$2,058,992
Accrued compensation and employee withholdings	711,626	664,277
Other accrued expenses and deferred revenue	139,827	530,552
Current portion of long-term debt	1,310,566	1,438,057
Total Current Liabilities	4,578,669	4,691,878

Long-term debt, less current portion	5,928,841	5,441,848

Deferred tax liabilities	465,554	915,068

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,969,208 and 2,959,940 shares, respectively	296,922	295,994
Capital in excess of par value	4,144,918	4,192,578
Deferred Compensation	-	(76,500)
Retained earnings	9,639,462	9,024,502
Total Stockholders’ Equity	14,081,302	13,436,574
Total Liabilities and Stockholders’ Equity	$25,054,366	$24,485,368

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		26 weeks ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017

Net sales	$8,553,926	$6,313,586	$16,082,726	$12,643,527

Cost of products sold	7,675,046	6,107,015	14,304,978	12,129,072

Gross margin	878,880	206,571	1,777,748	514,455

Selling and administrative expense	962,008	720,966	1,653,120	1,482,144
Interest and other income	(20,058)	(1,167)	(28,562)	(3,257)
Interest expense	70,988	66,457	148,744	134,126

Income (loss) before income taxes	(134,058)	(579,685)	4,446	(1,098,558)

Income tax benefit	(663,297)	(217,492)	(610,514)	(414,003)

Net income (loss)	$529,239	$(362,193)	$614,960	$(684,555)

Basic earnings (loss) per share	$.18	$(.12)	$.21	$(.23)

Diluted earnings (loss) per share	$.18	$(.12)	$.21	$(.23)

Weighted average number of common shares outstanding, basic	2,963,305	2,919,500	2,949,766	2,919,500

Weighted average number of common shares outstanding, diluted	2,987,969	2,919,500	2,963,428	2,919,500

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 weeks ended
	February 25, 2018	February 26, 2017
Cash Flows From Operating Activities:
Net income (loss)	$614,960	$(684,555)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	841,617	905,913
Amortization	1,966	6,684
Deferred taxes	(610,514)	(414,003)
Stock option compensation expense	259,919	62,386
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(624,443)	1,268,294
Increase in inventories	(1,400,558)	(127,092)
Decrease in prepaid and other current assets	10,642	60,967
Increase (decrease) in accounts payable and accrued expenses	14,282	358,091
Net cash provided by (used in) operations	(892,129)	1,436,685

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,170,966)	(76,499)
Equipment advance payments exchanged with debt	1,091,722	-
Net cash used in investing activities	(79,244)	(76,499)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	-	3,700,000
Payments of long-term debt	(734,186)	(4,362,104)
Restricted cash requirement	-	1,250,000
Payroll withholding taxes in cashless stock option exercise	(69,151)	-
Deferred financing costs	-	(39,336)
Net cash provided by (used in) by financing activities	(803,337)	548,560

Net Increase (Decrease) In Cash And Cash Equivalents	(1,774,710)	1,908,746

Cash And Cash Equivalents At Beginning Of Year	5,846,933	3,739,324

Cash And Cash Equivalents At End Of Reporting Period	$4,072,223	$5,648,070

Supplemental cash flow information:
Cash paid during the period for:
Interest	$148,413	$135,591
Income taxes	$5,000	$2,500
Noncash investing and financing activities:
Acquisition of machinery through debt	$1,091,722	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of February 25, 2018, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended February 25, 2018 and February 26, 2017 and the condensed consolidated statements of cash flows for the twenty-six weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or market:

	February 25, 2018	August 27, 2017

Raw material	$1,457,660	$1,047,931
WIP	1,532,363	1,448,282
Finished goods	1,542,214	635,466
	$4,532,237	$3,131,679

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at February 25, 2018 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.	DEBT AND LINE OF CREDIT:

During the quarter ended February 25, 2018, the Company extended the maturity date of its Revolving Promissory Note with its bank to February 15, 2019. The agreement provides for a maximum loan of $1,500,000 with interest at the thirty-day LIBOR rate plus 2.0% with a base rate of 2.75%. There were no amounts borrowed on the revolver at February 25, 2018.

The Revolving Promissory Note as well as the Company’s mortgage with its bank provide for certain restrictive covenants including a minimum tangible net worth and a minimum working capital to be tested monthly. At February 25, 2018, the Company was in compliance with these covenants.

5.	INCOME TAXES:

The Company’s effective tax rate for its fiscal second quarter ended February 25, 2018 was a negative (494.8)% as compared to negative (37.5)% for the quarter ended February 26, 2017. The year-to-date effective tax rate was also a similar tax benefit in the current year as well as for the prior year.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently lowers the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. At November 26, 2017, the Company had a net deferred tax liability of approximately $1.1 million and it remained in a net liability position at February 25, 2018. After the revaluation of its net deferred tax liability, the Company recognized an overall income tax benefit of $663,000 during the fiscal quarter ending February 25, 2018.

The Company will continue to evaluate the effects of the new law on its effective tax rate as the law contains provisions for limiting the deductibility of interest expense, imposes limitations on the utilization of operating loss carryforwards, retroactively applies the 100% bonus depreciation deduction under the new tax legislation, which applies to qualified property placed in service after September 27, 2017 as well as the lowering of the corporate tax to 21% for a portion of the Company’s fiscal year.

The Company has also determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41 which affects the Company’s effective tax rate.

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

7.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-Six weeks ended
	February 25,	February 26,	February 25,	February 26,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income (loss)	$529,239	$(362,193)	$614,960	$(684,555)

Denominator
Denominator for basic earnings per share – weighted average shares	2,963,305	2,919,500	2,949,766	2,919,500

Effect of dilutive securities:
Employee and non-employee options	24,664	-	13,662	-

Dilutive common shares Denominator for diluted earnings per share	2,987,969	2,919,500	2,963,428	2,919,500

Basic earnings (loss) per share	$.18	$(.12)	$.21	$(.23)

Diluted earnings (loss) per share	$.18	$(.12)	$.21	$(.23)

8.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

Results of Operations:

Net sales were $8,554,000 for the thirteen weeks ending February 25, 2018, an increase of 35% from the same period of the prior year. Year-to-date sales in fiscal 2018 are $16,083,000 compared to $12,644,000 in the prior year which equates to a 27% increase. Total Company sales by product markets are as follows:

	Fiscal Second Quarter Thirteen Weeks Ended					Fiscal Second Quarter Year-to-Date Ended
		Percent		Percent			Percent		Percent
	February 25,	of Total	February 26,	of Total	Dollar Percent	February 25,	of Total	February 26,	of Total	Dollar Percent
	2018	Sales	2017	Sales	Change	2018	Sales	2017	Sales	Change
ATV & Motorcycle	$6,781,000	79%	$5,328,000	84%	27%	$12,783,000	79%	$10,924,000	86%	17%
Energy	800,000	9%	261,000	4%	207%	1,264,000	8%	335,000	3%	277%
Aerospace, Defense & Other	973,000	12%	725,000	12%	34%	2,036,000	13%	1,385,000	11%	47%
Total Sales	$8,554,000	100%	$6,314,000	100%	35%	$16,083,000	100%	$12,644,000	100%	27%

Sales from the Company’s ATV and Motorcycle markets were up 27% for the fiscal 2018 second quarter as compared to the prior year and also up 17% year-to-date as compared to the prior year. During the fiscal 2018 first quarter, the Company’s sales were aided by recognition of a production tooling order from the Company’s primary customer. The Company’s year-to-date sales also increased due to the same reason. In addition, year-to-date sales were affected by an increase in demand during the fiscal 2018 first quarter for all of its product lines except for one line that was discontinued by the Company’s customer during the fiscal 2017 second quarter and had no sales in fiscal 2018.

Sales from the Company’s energy business for the fiscal 2018 second quarter increased by 207% over the prior year’s second quarter. Year-to-date sales as of February 25, 2018 increased by 277%. During the past twelve months the Company starting shipping product in its shale fracturing business for programs that had been mostly dormant prior to that time.

Sales from the Company’s aerospace, defense and other markets were up 34% and 47% in the fiscal 2018 second quarter and year-to-date periods, respectively. Quarter-to-date and year-to-date sales were both positively affected by increased demand from existing customers as well as sales for new programs to new customers.

Gross margin in the fiscal 2018 second quarter increased to 10.3% from 3.3% in the prior year quarter. Year-to-date gross margin in fiscal 2018 was 11.1%, which was an increase over the prior year-to-date gross margin of 4.1%. Both quarterly and year-to-date gross margins were positively affected by higher volume, as well as improvements made in manufacturing efficiencies in several of the Company’s existing programs.

Selling and administrative expense of $962,000 for the quarter ending February 25, 2018 was $241,000 higher than the prior year period total of $721,000. Year-to-date selling and administrative expense of $1,653,000 was $171,000 higher than the prior year-to-date period. Fiscal 2018 selling and administrative costs for quarter and year-to-date periods were affected by one-time bonus and stock option costs of $197,000 granted to the CEO in the fiscal 2018 second quarter.

Interest expense in the second quarter of fiscal 2018 was $71,000, which was a $5,000 increase from the prior year quarter. Year-to-date interest expense of $149,000 was higher than the previous year-to-date period by $15,000. The higher interest costs are a result of the higher overall level of long-term debt.

The Company’s effective tax rate for its fiscal second quarter ended February 25, 2018 was negative (494.8)% as compared to negative (37.5)% for the quarter ended February 26, 2017. The year-to-date effective tax rate was also a similar tax benefit in the current year as well as for the prior year.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently lowers the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. At November 26, 2017, the Company had a net deferred tax liability of approximately $1.1 Million and it remained in a net liability position at February 25, 2018. After the revaluation of its net deferred tax liability, the Company recognized an overall income tax benefit of $663,000 during the fiscal quarter ending February 25, 2018.

The Company will continue to evaluate the effects of the new law on its effective tax rate as the law contains provisions for limiting the deductibility of interest expense, imposes limitations on the utilization of operating loss carryforwards, retroactively applies the 100% bonus depreciation deduction under the new tax legislation, which applies to qualified property placed in service after September 27, 2017 as well as the lowering of the corporate tax to 21% for a portion of the Company’s fiscal year.

The Company has also determined that certain of its activities the Company performs qualify for the Research & Development tax credit (R&D credit) as defined by Internal Revenue Code Section 41 which affects the Company’s effective tax rate.

Liquidity and Capital Resources:

On February 25, 2018 working capital was $7,457,000 as compared to $7,104,000 at August 27, 2017. The ratio of current assets to current liabilities at February 25, 2018 was 2.63 to 1.0 compared to 2.51 to 1.0 at August 27, 2017. The change in working capital came primarily from increases in accounts receivable and inventory partially offset by the decrease in cash and increase in accounts payable.

During the quarter ended February 25, 2018, the Company extended the maturity date of its Revolving Promissory Note with its bank to February 15, 2019. The agreement provides for a maximum loan of $1,500,000 with interest at the thirty-day LIBOR rate plus 2.0% with a base rate of 2.75%. There were no amounts borrowed on the revolver at February 25, 2018.

The Company’s agreements with its bank provide for certain restrictive covenants including a minimum tangible net worth and a minimum working capital. At February 25, 2018, the Company was in compliance with these covenants.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of February 25, 2018, our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: March 21, 2018	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: March 21, 2018	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

