Form 10-Q
period 2018-05-27
WSI INDUSTRIES, INC.
filed 2018-06-14
CIK 104897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2018

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

Emerging growth company [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,970,283 shares of common stock were outstanding as of June 12, 2018.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 27, 2018	August 27, 2017
Assets

Current Assets:
Cash and cash equivalents	$4,920,095	$5,846,933
Accounts receivable	3,790,935	2,739,087
Inventories	3,405,695	3,131,679
Prepaid and other current assets	118,394	78,409
Total Current Assets	12,235,119	11,796,108

Property, Plant and Equipment – Net	10,852,944	10,320,808

Goodwill and other assets, net	2,368,452	2,368,452

Total Assets	$25,456,515	$24,485,368

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade accounts payable	$1,697,170	$2,058,992
Accrued compensation and employee withholdings	770,119	664,277
Other accrued expenses and deferred revenue	249,440	530,552
Current portion of long-term debt	1,587,100	1,438,057
Total Current Liabilities	4,303,829	4,691,878

Long-term debt, less current portion	6,132,839	5,441,848

Deferred tax liabilities	543,811	915,068

Stockholders’ Equity:
Common stock, par value $.10 a share; authorized 10,000,000 shares; issued and outstanding 2,970,283 and 2,959,940 shares, respectively	297,029	295,994
Capital in excess of par value	4,192,174	4,192,578
Deferred compensation	-	(76,500)
Retained earnings	9,986,833	9,024,502
Total Stockholders’ Equity	14,476,036	13,436,574
Total Liabilities and Stockholders’ Equity	$25,456,515	$24,485,368

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		39 weeks ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
Net sales	$9,790,735	$9,593,941	$25,873,460	$22,237,468

Cost of products sold	8,340,645	8,563,262	22,645,623	20,692,334

Gross margin	1,450,090	1,030,679	3,227,837	1,545,134

Selling and administrative expense	833,732	1,202,533	2,486,853	2,684,676
Equipment impairment loss	-	147,502	-	147,502
Interest and other income	(8,640)	(6,870)	(37,204)	(10,127)
Interest expense	80,602	72,510	229,346	206,637

Income (loss) before income taxes	544,396	(384,996)	548,842	(1,483,554)

Income tax expense (benefit)	78,257	(165,323)	(532,257)	(579,326)

Net income (loss)	$466,139	$(219,673)	$1,081,099	$(904,228)

Basic earnings (loss) per share	$.16	$(.08)	$.37	$(.31)

Diluted earnings (loss) per share	$.16	$(.08)	$.36	$(.31)

Cash dividend per share	$.04	$-	$.04	$-

Weighted average number of common shares outstanding, basic	2,969,610	2,923,483	2,956,381	2,920,828

Weighted average number of common shares outstanding, diluted	3,001,058	2,923,483	2,975,972	2,920,828

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 weeks ended
	May 27, 2018	May 28, 2017

Cash Flows From Operating Activities:
Net income (loss)	$1,081,099	$(904,228)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,279,937	1,361,510
Amortization	2,950	7,667
Deferred taxes	(532,257)	(579,326)
Impairment of property, plant and equipment	-	147,502
Stock option compensation expense	310,191	220,204
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,051,848)	808,158
Decrease (increase) in inventories	(274,016)	257,474
Increase in prepaid and other current assets	(39,985)	(34,197)
Increase (decrease) in accounts payable and accrued expenses	(537,092)	1,213,591
Net cash provided by operations	238,979	2,498,355

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(515,917)	(785,705)
Net cash provided by (used in) investing activities	(515,917)	(785,705)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	-	3,700,000
Equipment advance payments exchanged with debt	687,245	-
Payments of long-term debt	(1,146,317)	(4,745,057)
Restricted cash requirement	-	1,250,000
Payroll withholding taxes in cashless stock option exercise	(72,060)	(29,759)
Deferred financing costs	-	(39,336)
Dividends paid	(118,768)	-
Net cash provided by (used in) by financing activities	(649,900)	135,848

Net Increase In Cash And Cash Equivalents	(926,838)	1,848,498

Cash And Cash Equivalents At Beginning Of Year	5,846,933	3,739,324

Cash And Cash Equivalents At End Of Reporting Period	$4,920,095	$5,587,822

Supplemental cash flow information:
Cash paid during the period for:
Interest	$229,554	$203,680
Income taxes	$7,350	$4,200
Noncash investing and financing activities:
Acquisition of machinery through debt	$1,983,401	$-

See notes to condensed consolidated financial statements.

WSI INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of May 27, 2018, the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended May 27, 2018 and May 28, 2017 and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

2.	INVENTORIES

Inventories consist primarily of raw material, work-in-progress (WIP) and finished goods and are valued at the lower of cost or net realizable value:

	May 27, 2018	August 27, 2017

Raw material	$960,056	$1,047,931
WIP	1,328,060	1,448,282
Finished goods	1,117,579	635,466
	$3,405,695	$3,131,679

3.	OTHER ASSETS

Goodwill and other assets consist of costs resulting from business acquisitions which total $2,368,452 at May 27, 2018 (net of accumulated amortization of $344,812 recorded prior to the adoption of ASC 350 Goodwill and Other Intangible Assets).

4.	INCOME TAXES:

The Company’s effective tax rate for its fiscal third quarter ended May 27, 2018 was 14.4% as compared to a negative (42.9)% for the quarter ended May 28, 2017. The year-to-date effective tax rate was a negative (97.0)% in the current year versus a negative (39.1)% in for the prior year.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently lowers the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment which occurred during the Company’s fiscal second quarter ending February 25, 2018. After the revaluation of its net deferred tax liability, the Company recognized an overall income tax benefit of $663,000 during the fiscal quarter ending February 25, 2018, of which most of that amount was attributable to the revaluation.

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

5.	EQUIPMENT IMPAIRMENT:

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

7.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
Numerator for basic and diluted earnings per share:
Net income (loss)	$466,139	$(219,673)	$1,081,099	$(904,228)

Denominator
Denominator for basic earnings per share – weighted average shares	2,969,610	2,923,483	2,956,381	2,920,828

Effect of dilutive securities:
Employee and non-employee options	31,448	-	19,591	-

Dilutive common shares Denominator for diluted earnings per share	3,001,058	2,923,483	2,975,972	2,920,828

Basic earnings (loss) per share	$.16	$(.08)	$.37	$(.31)

Diluted earnings (loss) per share	$.16	$(.08)	$.36	$(.31)

8.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting which provides guidance that amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits and deficiencies to be presented as operating activity in the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We adopted this guidance during the first quarter of fiscal 2018 and elected to recognize forfeitures as they occur.

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

Results of Operations:

Net sales were $9,791,000 for the quarter ended May 27, 2018 compared to $9,594,000 in the same period of the prior year, an increase of 2%. Year-to-date sales for the first three quarters of fiscal 2018 were $25,873,000 compared to $22,237,000 in the prior year, an increase of 16%. Sales by product line for the quarter and year-to-date periods are as below:

	Fiscal Third Quarter Thirteen Weeks Ended					Fiscal Third Quarter Year-to-Date Ended
		Percent		Percent			Percent		Percent
	May 27,	of Total	May 28,	of Total	Dollar Percent	May 27,	of Total	May 28,	of Total	Dollar Percent
	2018	Sales	2017	Sales	Change	2018	Sales	2017	Sales	Change
Recreational Vehicles	$7,366,000	75%	$8,229,000	86%	-10%	$20,149,000	78%	$19,153,000	86%	5%
Energy	1,050,000	11%	507,000	5%	107%	2,313,000	9%	841,000	4%	175%
Aerospace Defense & Other	1,375,000	14%	858,000	9%	60%	3,411,000	13%	2,243,000	10%	52%
Total Sales	$9,791,000	100%	$9,594,000	100%	2%	$25,873,000	100%	$22,237,000	100%	16%

Sales from the Company’s ATV and Motorcycle markets for the fiscal 2018 third quarter were down 10% as compared to the prior year quarter. During the fiscal 2017 third quarter, the Company experienced a one-time sale of remaining product related to its primary customer’s wind down of one of their product lines. Otherwise, overall sales for the Company’s ATV and Motorcycle lines were up 5% as compared to the prior year’s quarter. Excluding the one-time sale, year-to-date sales for the ATV and Motorcycle markets were also up 12% as compared to the prior year.

Sales from the Company’s energy business for the fiscal 2018 third quarter increased by 107% over the prior year’s third quarter. Year-to-date sales as of May 27, 2018 were 175% higher than the same year-to-date period of the prior year. The increases in sales are derived from increased demand from existing as well as new customers in the energy sector.

Sales from the Company’s aerospace, defense and other markets were up 60% in the fiscal 2018 third quarter and the year-to-date period was up 52% as compared to the prior year. The increase in the fiscal 2018 third quarter and year-to-date aerospace and defense sales were derived mostly from new programs and customers as well as increases in demand from existing customers.

Gross margin increased to 14.8% from 10.7% in the quarter ended May 27, 2018 versus the prior year quarter. Year-to-date gross margins increased to 12.5% versus 6.9% in the prior year-to-date period. The increases in gross margins came from both volume efficiencies and operational improvements.

Selling and administrative expense was $834,000 for the quarter ended May 27, 2018 versus $1,203,000 in the prior year quarter. Year-to-date selling and administrative expense was $2,487,000 as compared to $2,685,000 in the prior year-to-date period. The decrease in the quarterly and year-to-date expense was due primarily to increases in compensation costs and stock option expense related to the change in the Company’s executive leadership that occurred during the fiscal 2017 third quarter.

Interest expense in the third quarter of fiscal 2018 was $81,000 as compared to $73,000 in the prior year quarter. Year-to-date interest expense for fiscal 2018 was $229,000 versus $207,000 in the prior year. The higher interest costs are a result of a higher level of long-term debt.

The Company’s effective tax rate for its fiscal third quarter ended May 27, 2018 was 14.4% as compared to a negative (42.9)% for the quarter ended May 28, 2017. The year-to-date effective tax rate was a negative (97.0)% in the current year versus a negative (39.1)% in for the prior year.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently lowers the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment which occurred during the Company’s fiscal second quarter ending February 25, 2018. After the revaluation of its net deferred tax liability, the Company recognized an overall income tax benefit of $663,000 during the fiscal quarter ending February 25, 2018, of which most of that amount was attributable to the revaluation.

Liquidity and Capital Resources:

On May 27, 2018 working capital was $7,931,000 as compared to $7,104,000 at August 27, 2017. The ratio of current assets to current liabilities at May 27, 2018 was 2.84 to 1.0 compared to 2.51 to 1.0 at August 27, 2017. The increase in these two ratios came primarily from an increase in accounts receivable and inventories and lower accounts payable partially offset by a lower level of cash and cash equivalents.

The Company has a revolving credit agreement with its bank. The revolving credit agreement provides for a maximum loan of $1,500,000 with interest at the thirty day LIBOR rate plus 2.0% with a base rate of 2.75%. The revolver has a maturity date of February 15, 2019. No amounts have been drawn against the revolving line of credit.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that as of May 27, 2018, our disclosure controls and procedures were effective.

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

WSI INDUSTRIES, INC.

Date: June 14, 2018	/s/ Michael J. Pudil
Michael J. Pudil, President & CEO

Date: June 14, 2018	/s/ Paul D. Sheely
Paul D. Sheely, Vice President, Finance & CFO

